Form 10KSB
period 1998-12-31
IVES HEALTH CO INC
filed 1999-11-22
CIK 1098844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                      For the year ended December 31, 1998

                               Commission File No.

                            IVES HEALTH COMPANY, INC.
                 (Name of small business issuer in its charter)

                                    Oklahoma
         (State or other jurisdiction of incorporation or organization)

                                   73-1430235
                        (IRS Employer Identification No.)

                           817 North J.M. Davis Blvd.
                               Claremore, OK 74017
                                  (918)283-1226
        (Address, including zip code and telephone number, including area code of registrant's executive office)

       Securities registered under Section 12(b) of the Exchange Act: none

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act pf 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year. $ 464,582.

State the aggregate market value of the voting common stock held by non-affiliates, computed by reference to the price at which the common stock was sold, or the average bid and asked prices of such common stock, as of a specified date within the past 60 days: September 30, 1999: $ 2,741,942

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 1999 there were 10,280,471 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

                                     PART I

Item 1. Description of Business.

     Ives Health Company, Inc. (A Development State Company) ( the "Registrant" or "Company" ) was formed pursuant to an agreement between Maxxon, Inc. and M. Keith Ives, entered into and made effective December 31, 1997. IVES, (a wholly owned subsidiary of Maxxon, Inc.) and Maxxon, Inc. agreed to separate. The separation was accomplished by quasi-reorganization (new "IVES"), a recapitalization and the issuance of 7,000,000 shares of new IVES common stock to M. Keith Ives, and 1,700,000 shares of new IVES common shares to Maxxon, Inc. The new re-organized IVES began operations January 1, 1998 and was re-incorporated in Oklahoma on February 11, 1998.

     The Company is engaged in developing and marketing innovative, safe, high quality natural medicines and nutritional supplements, which are guaranteed for potency and purity, include homeopathic medicines, weight loss formulas, natural remedies, and nutritional supplements. The Company sells to wholesale pharmacy distributors, various chain pharmacies, and independent retail pharmacies. Three of the Company's principal distribution alliances are with Albertsons, Winn Dixie, and Dillons with over a 1000 pharmacy locations, as well as over 700 independent retail pharmacies, distributing IHC's products in 36 states.

     The  principal   suppliers  of  IHC's  raw  materials  are:   International
Formulation and Manufacturing (IFM), Vegi Snack Foods, Inc., Summa Laboratories, Inc.; Animal Technologies, Inc. and American Labs.

     IHC has an exclusive license agreement with Dr. Robert Slayton-Bedeen relating to certain Technology developed by Dr. Bedeen. A Royalty agreement with Dr. Bedeen reads as follows: a) Ten percent (10%) of the first $100,000 and five percent (5%) on the excess over $100,000 of the adjusted sales revenue actually received by Licensee (gross revenue received from sales of Licensed Products less 28%) during the first five (5) years of the term of this agreement. b) Three percent (3%) of the adjusted sales revenue during the second five years.
c) Two percent (2%) of the adjusted  sales revenue  during the  remaining  forty
(40) years. On November 30, 1998, the Company purchased for $10,000 and expensed the cost of the royalty provision that was required under the License Agreement. The purchase thereby eliminated any royalty payments to the previous owner of the technology.

     IHC's research and development department currently operates as follows: internal tracking, quality control, test results, product development and other important data are done internally in conjunction with an outside joint venture with Albertsons, which is overseen by Dr. Ruth Miller.

     The Company had 14 full-time employees at the year ended December 31, 1998 and 14 full-time employees at the third quarter ending September 30, 1999.

Item 2. Description of Property:

     The Company owns land and building at 817 North J.M. Davis Blvd., Claremore, OK 74017, and all furniture, fixtures, and equipment. The land and building has a mortgage against it, held by Seven Brothers LLC, balance due at December 31, 1998 was $164,574. The Company purchased the land (.565 acres) and building (13,180 sq. ft. ) in July, 1998 for $270,000, the cost of remodeling was $99,747. The appraised value after remodeling was $462,000. The Company carries adequate insurance coverage on all property and equipment.

Item 3. Legal Proceedings:

     The Company is defendant in lawsuits arising from normal business activities. Management has reviewed pending litigation with legal counsel and believes that the action is without merit or that the ultimate liability, if any, resulting from it will not materially affect the Company's financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters:

     Market Information

     The Company received approval on June 30, 1999 from NASD for its common stock to be traded publicly on the pink sheets. Ives' shares opened at $2.00 and the low was recorded at $1.00, from July, 1999 through September, 1999.

Item 5 continued

     Sales of Common Stock during 1998:
     ----------------------------------

     At date of incorporation , February 11, 1998, 50,000,000 shares were authorized of which 7,000,000 were issued to M. Keith Ives and 1,700,000 were issued to Maxxon. Inc. During 1998 the Company has been involved in a continuous offering of its common stock pursuant to SEC Regulation D, Rule 504. That rule was amended effective April 7, 1999. Pursuant to that Rule, generally an issuer may raise up to $1,000,000 through the sale of its securities in any 12 month period of time without federal registration. As of December 31, 1998, the Company had raised $418,193 at $0.80 per share equating to 547,649 shares from the 504 offering. The Company also issued 330,000 shares of stock to employees for services rendered. The total shares issued and outstanding at December 31, 1998 was 9,577,650 shares.

     Common Stock Subject to Options or Warrants:
     --------------------------------------------

     None.

     Holders:
     --------

     As of September 30, 1999, the Company had 126 shareholders of record.

     Cash Dividends:
     ---------------

     The Company has not paid any cash dividends on its Common Stock and does not foresee that such dividends will be paid in the near future.

Item 6. Management's Discussion and Analysis or Plan of Operation:

     Plan of Operations:
     -------------------

     There is no assurance that material expenses will not be incurred that could jeopardize the stability of the Company nor that shareholders or future shareholders will have or make available sufficient funds to cover such material expenses. However, it is the belief of the Company, that the following summary of the Company should occur.

     The overall goal of the management team is to develop IHC in to a major player in the arena of natural health products. Objectives leading to that goal include being structured and professional organization of integrity, thus maintaining strong relationships with suppliers and customers. Marketing goals include having products in 15,000 pharmacies in the U.S. By the year 2001, where as 30% being independent pharmacies and 70% regional and national chains, i.e. Albertsons, Winn-Dixie, Wal-Mart, Walgreens, K-Mart, Eckerds, etc.

     The  Company's  products can  generally  be grouped  into five  categories:
Homeopathic medicines (pure medicines), Weight Management, Natural Remedies, Nutritional food supplements, and Health and Beauty Aids. IHC will continue to implement the same positive marketing strategy that brought the Company to this point. It will sell the bulk of its product through wholesale distributors and play off the success of its current wholesalers -- and generate business with new wholesalers. Also IHC will continue to seek regional and national chain pharmacies. Other strategies include attending more pharmacy trade shows, getting endorsements from strategic pharmacy, physician, and health insurance providers (by conducting our innovative validation testing), hiring more direct sales representatives, and increasing regional advertising while expanding to a national advertising campaign. Our greatest need is advertising dollars in order to create more consumer awareness and demand (mass over time).

     The Company's powders, capsules, tablets and liquids in bulk are produced by International Formulation & Manufacturing, Inc. of San Diego, California, Summa RX Laboratories, Inc. in Mineral Wells, Texas, Animal Technologies, Inc. in Tyler, Texas, and American Labs, Inc. Of Omaha, Nebraska. All of the preceding companies are FDA registered drug companies. All final packaging, i.e. (shrink-wrapping, UPC coding, expiration dating, and quality control, etc.) is performed by IHC in Claremore, Oklahoma. Future products will be handled on the same basis. The long-term goal of IHC is to manufacture products from start to finish.

     The Company's primary distribution focus is through regional and national chain pharmacies. We are currently distributing through Mays, Drug Warehouse, Price Mart, Horizon, Pamida and The Medicine Shoppes (these are regional chains). National chains currently selling our products on a regional basis are Albertsons (2700 national locations) and Winn-Dixie (1200 national locations). Wal-Mart , Walgreens, K-Mart, and Eckerds are our next targeted chains. IHC has established a strong alliance with wholesale distributors who sell to independent pharmacies and continued growth with these distributors is another reason for IHC achieving nationwide distribution. IHC's most noted strengths with their wholesalers are product quality, a strong in-store marketing package, high profit margins for both the wholesaler and the retail pharmacy, product and alternative medicine education, validation testing and the best promotional incentives and profit margins in the industry.

Item 7. Financial Statements:

                            IVES HEALTH COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                DECEMBER 31, 1998


                                    CONTENTS
                                    --------

Independent Auditor's Report                                                   1

FINANCIAL STATEMENTS

     Balance Sheet                                                             2

     Statement of Operation                                                    3

     Statement of Shareholders' Equity                                         4

     Statement of Cash Flows                                                   5

     NOTES TO FINANCIAL STATEMENTS                                          6-12


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders of Ives Health Company, Inc.:

We have audited the balance sheet of Ives Health Company, Inc., (A Development Stage Company), an Oklahoma Corporation, as of December 31, 1998 and the related statement of operation, shareholders' equity and cash flows from January 1, 1998 (inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ives Health Company, Inc., (A Development Stage Company), as of December 31, 1998 and the results of its operations and its cash flows from January 1, 1998 (inception) to December 31, 1998 in conformity with generally accepted accounting principles.

HENDERSON SUTTON & CO., P.C.

/s/ HENDERSON SUTTON & CO., P.C.
--------------------------------
Certified Public Accountants

November 4, 1999

Item 7. Financial Statements continued:

                            Ives Health Company, Inc.
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 1998

                                     ASSETS

Current Assets
     Cash                                                            $   24,787
      Accounts Receivable                                                 8,853
     Inventories                                                        156,819
                                                                     ----------
                                                                        190,459
                                                                     ----------
Property and Equipment
     Property, Plant & Equipment                                        445,586
     Less Accumulated Depreciation                                       21,136
                                                                     ----------
                                                                        424,450
                                                                     ----------
Other Assets
     Investments                                                         34,601
     Other Assets                                                        32,131
                                                                     ----------
                                                                         66,733
                                                                     ----------
         Total Assets                                                $  681,642
                                                                     ----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                                $  191,032
     Accrued Expenses                                                    14,382
     Current Portion of Long Term Debt                                  126,155
                                                                     ----------
                                                                        331,569
                                                                     ----------
Long-Term Liabilities
      Notes Payable                                                     556,904
      Note Payable - Shareholder                                         43,387
                                                                     ----------
                                                                        600,291
      Less Current Portion of Long Term Debt                            126,155
                                                                     ----------
              Total Liabilities                                         805,705
                                                                     ----------
Shareholders' Equity
      Common Stock, 50,000,000 shares authorized,
            Par value $.001, 9,577,650 shares issued
            and outstanding                                               9,578
      Additional Paid in Capital                                        347,206
      Deficit Accumulated during the development stage                 (480,846)
                                                                     ----------
                                                                       (124,063)
                                                                     ----------
               Total Liabilities and Shareholders' Equity            $  681,642
                                                                     ----------

   (The accompanying notes are an integral part of these Financial Statements)

Item 7. Financial Statements continued:

                            Ives Health Company, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                      For the Year Ended December 31, 1998

REVENUES

     Sales Revenue                                                   $  464,582
                                                                     ----------
         Total Sales Revenue                                            464,582
                                                                     ----------
      Cost of Sales
          Cost of Sales                                                 198,546
          Selling Expense                                               239,721
                                                                     ----------
         Total Cost of Sales                                            438,267
                                                                     ----------
Net Sales                                                                26,314

EXPENSES

       Operating Expenses
              General & Admin. Expense                                  269,816
                                                                     ----------
         Total Operating Expenses                                       269,816
                                                                     ----------
         Other Expenses
               Non-operating Expense                                    237,345
                                                                     ----------
           Total Other Expenses                                         237,345
                                                                     ----------
                  Total Expenses                                        507,161
                                                                     ----------
NET LOSS                                                             $ (480,846)
                                                                     ----------

Net Loss per Share                                                   $    (0.05)
                                                                     ----------

   (The accompanying notes are an integral part of these Financial Statements)

Item 7. Financial Statements continued:

                            Ives Health Company, Inc.
                          (A Development Stage Company)
                              Statement Cash Flows
                      For the Year ended December 31, 1998

Cash Flows From Operating Activities
      Cash received from customers                                   $  516,284
      Cash paid for operating goods                                    (284,842)
      Cash paid to employees                                           (367,723)
      Cash paid for other goods and services                           (188,955)
      Interest paid, net of amount capitalized                          (25,191)
                                                                     ----------
      Net Cash Provided (Used) by Operating Activities                 (350,426)
                                                                     ----------
Cash Flows From Investing Activities
      Plant & equipment purchases                                      (254,892)
      Cash Paid for Other Investments                                   (35,975)
      Cash Paid for Marketing Design                                    (34,601)
                                                                     ----------
      Net Cash Provided (Used) by Investing Activities                 (325,468)
                                                                     ----------
Cash Flows From Financing Activities
      Proceeds from short-term debt                                          --
      Repayment of short-term debt                                           --
      Proceeds from Issuance of Common Stock                            344,959
      Proceeds from long-term debt                                      483,543
      Repayment of long-term debt                                      (135,069)
                                                                     ----------
      Net Cash Provided (Used) by Financing Activities                  693,433
                                                                     ----------

         NET INCREASE (DECREASE) IN CASH                                 17,538

         CASH AT BEGINNING OF YEAR                                        7,249
                                                                     ----------
         CASH AT END OF YEAR                                         $   24,787
                                                                     ----------
Reconciliation of Net Income (Loss) to Net Cash
   Provided (Used) by Operating Activities
      Net income (loss)                                              $ (480,846)
      Adjustments to reconcile net income (loss) to net
        Cash provided (used) by operating activities
           Depreciation                                                   9,568
           Amortization of intangible assets                              4,836
           (Increase) decrease in accounts receivable                    51,702
           (Increase) decrease in prepaid assets                         27,806
           (Increase) decrease inventories                              (86,295)
           (Increase) decrease in Other Assets                            3,380
           Increase (decrease) in accounts payable                      115,658
           Increase (decrease) in other accrued liabilities               3,765
                                                                     ----------
           Total adjustments                                            130,420
                                                                     ----------
Net Cash Provided (Used) by Operating Activities                     $ (350,426)
                                                                     ----------

   (The accompanying notes are an integral part of these Financial Statements)

Item 7. Financial Statements continued:

                            Ives Health Company, Inc.
                          (A Development Stage Company)
                  Statement of Changes in Shareholders' Equity
                      For the Year Ended December 31, 1998

                                                                                                         DEFICIT
                                                  PRICE                                   ADDITIONAL    DURING THE
                                                   PER       COMMON STOCK                  PAID-IN      DEVELOPMENT
                                                  SHARE         SHARES        AMOUNT        CAPITAL        STAGE
                                                -------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                                   8,700,000     $    8,700    $    6,000   $ (272,050)
                                                -------------------------------------------------------------------
Reorganization and Recapitalization of Ives                                    (272,050)      272,050

ISSUANCE OF COMMON STOCK FOR :
------------------------------
     Cash                                          0.773         877,650            878       677,368

OTHER TRANSACTIONS AFFECTING EQUITY
-----------------------------------
     Offering Costs                                                             (64,112)

Net Income at December 31, 1998                                                                           (480,846)
                                                -------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1998                                   9,577,650     $    9,578    $  347,206   $ (480,846)
                                                -------------------------------------------------------------------

   (The Accompanying notes are an integral part of these Financial Statements)

                            Ives Health Company, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 1998

NOTE 1 - SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Ives Health Company, Inc. (the "Company") is presented to assist in understanding the Company's financial Statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the presentation of the financial statements.

Item 7. Financial Statements continued:

ORGANIZATION

Ives Health Company, Inc. ("IVES" or the "Company") was formed pursuant to an agreement between Maxxon, Inc. and M. Keith Ives, entered into and made effective December 31, 1997. IVES, (a wholly owned subsidiary of Maxxon, Inc.) And Maxxon, Inc. agreed to separate. The separation was accomplished by quasi-reorganization (new "IVES"), a recapitalization and the issuance of 7,000,000 shares of new Ives common stock to M. Keith Ives, and 1,700,000 shares of new Ives common shares to Maxxon, Inc. The new re-organized IVES began operations January 1, 1998 and was re-incorporated in Oklahoma on February 11, 1998.

Ives Health Company, Inc. (A Development Stage Company) is engaged in developing and marketing innovative, safe, high quality natural non-prescription medicines and nutritional supplements. IVES products, which are guaranteed for potency and purity, include natural medicines, herbal formulas, vitamins, minerals and homeopathic medicines. The Company wholesales the products to local pharmacies.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid assets with maturities of three months or less to be cash equivalents.

INVENTORY

Inventory consists primarily of bulk product that will be packaged into capsules, bottled, and packaged for distribution to customers. Inventory is stated at the lower of cost or market value using the first-in, first-out method. Obsolete products are written off in the year they are determined to be obsolete.

FISCAL YEAR END

The Company's fiscal year ends on December 31.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. All material property and equipment additions are capitalized and depreciated on a straight-line basis over the estimated useful life of the asset.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the measurement of deferred tax assets for deductible temporary differences and operating loss carry-forwards, and of deferred tax liabilities for taxable temporary differences. Measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax law. The effects of future changes in tax laws or rates are not included in the measurement. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

EARNINGS PER SHARE

Earnings per share are computed based on the weighted average number of common shares outstanding during the periods presented, including, if dilutive, shares issuable under the stock issuable under the stock option plans and warrants.

Item 7. Financial Statements continued:

REVENUE RECOGNITION

Revenue is recognized monthly based upon the terms of the sale. The Company issues credit to customers on a discount basis of 2% if paid within ten days of the invoice or the full balance due within thirty days of the invoice. Management uses the direct write-off method of recognizing bad debts.

NOTE 2 - PROPERTY AND EQUIPMENT

     The following is a summary of the major classes of property and equipment:

                                   ESTIMATED
                                  USEFUL LIFE
                                  -----------
     Building                        30 years     $249,347
     Building Improvements           30 years      100,400
     Land                                  --       20,000
     Equipment                      5-7 years       65,171
     Furniture                      5-7 years       10,668
                                                  --------
                                                   445,586
     Accumulated Depreciation                       21,136
                                                  --------
     Property and equipment (net)                 $424,450
                                                  --------

NOTE 3 - INTANGIBLES

     LICENSING AGREEMENT, NET
     ------------------------

     On August 24, 1998, the Company entered into a License Agreement to the rights to certain technology known as (1) the T-Factor Immune System Optimizer and (2) The Burn Treatment Therapy. The rights to the technology were acquired for Future development of the technology for the consumer market. The rights to the License, which included a royalty provision to the seller and extends through August 24, 2049, were acquired for approximately $25,000. The cost related to The license and rights were capitalized and is being amortized over five years.

     On November 30, 1998, the company purchased for $10,000 and expensed the cost of the royalty provision that was required under the License Agreement. The purchase thereby eliminated any royalty payments to the previous owner of the technology.

     During 1998, the Company incurred $35,975 in costs related to the development of a marketing design program. The costs are expected to benefit the Company Over the five-year amortization period.

     Technology License                                           $ 24,601
     Marketing design                                               35,975
                                                                  --------
     Total                                                          60,576
                                                                  --------
       Accumulated amortization                                     (4,744)
                                                                  --------
     Net capitalized                                              $ 55,832
                                                                  --------

NOTE 4 - NOTES PAYABLE-OFFICERS

     During 1998 M. Keith Ives and JoEtta Hughes, officers of the Company loaned the Company funds to cover certain operating expenses. The notes accrue interest at a Rate of 10% per year and are payable on demand. During 1998 payments were made to the officer in the amount of $81,196 to reduce the note balances. As of December 31, 1998, there remained a balance due JoEtta Hughes of $43,387.

Item 7. Financial Statements continued:

Note 5 - Notes Payable - Bank

     NationsBank, N.A.
          Note dated June 17, 1998 bearing interest @ 9%, due         $   48,611
          in sixty monthly installments of $1,097, principle and interest through June 2, 2003. Note is secured by inventory and equipment, a security agreement with William D. Elliott, a shareholder and by a personal guarantee of M. Keith Ives, an officer and major shareholder of the Company. Certain personal assets of Mr. Ives also collateralize the note.

     Seven Brothers, LLC
          Interest @ 8.5%, due in one hundred twenty monthly             165,659
          installments of $1,888, principle and interest, through August 1, 2008. Note is secured by land and building.

          Interest $ 45% calculated according to the actuarial 30,000 Method, principle and interest due December 20, 1998.

     Dr. Bedeen - Balance due on technology purchase.                      9,600

     State Bank & Trust, N.A.
          Interest @ Wall Street Prime plus 1.5%, currently              103,034
          9.25%, due January 25, 1999. This note was subsequently combined with the $20,000 note due
          State Bank & Trust, N.A. April 25, 1999 and is now payable in thirty-six monthly installment of $3,800, principle and interest, through May 25, 2002. Note is secured by personal stock and an annuity owned by M. Keith Ives. M. Keith Ives personally guarantees the note.

          Interest @ Wall Street Prime plus 1.5%, currently               20,000
          9.25%, payable monthly with principle due January
          25, 1999. The note was renewed January 25, 1999 and on April 25, 1999 combined with the $103,034 note due State Bank & Trust, N.A. and is now due based on the terms described on the $103,034 note. M. Keith Ives personally guarantees the note.

     Local America Bank
          Interest @ 9.99%, in monthly installments of                    20,000
          approximately $1,200 monthly through June 15, 2000, personally guaranteed by M. Keith Ives and secured by personal automobiles.

     Dr. Craft
          Interest @ 10%, renewable annually.                            160,000
                                                                      ----------
                                                                      $  556,904
                                                                      ----------

Item 7. Financial Statements continued:

     Maturities of long-term debt, subsequent to the refinancing through the report date is as follows for the next five years:

     1999                                                          $126,155
     2000                                                           191,257
     2001                                                            44,886
     2002                                                            49,418
     2003                                                            32,970
     Thereafter                                                     112,218
                                                                   --------
     Total                                                         $556,904
                                                                   --------

NOTE 6 - INCOME TAXES

     The Company has incurred net operating losses since inception and has a loss carry-forward of approximately $480,846 at December 31, 1998, expiring in years beginning 2013. Deferred tax assets have not been recorded for future reduction in income taxes that may result from the net operating loss carry-forward. The deferred tax assets and liabilities are as follows at December 31:

     Net operating loss carry-forward                            $ 480,846
     Depreciation                                                    8,252
            Total                                                  489,098
     Less valuation allowance                                     (489,098)
                                                                 ---------

     Net Deferred Tax Liability                                  $      --
                                                                 ---------

     Deferred taxes reflect a combined federal and state tax rate of approximately 40%. For financial reporting purposes, a valuation allowance of $489,098 has been established in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes". The Company will continually review the adequacy of the valuation allowance and will recognize these benefits only as assessment indicates that it is more likely than not that the benefits will be realized.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     LITIGATION

     The Company is defendant in lawsuits arising from normal business activities. Management has reviewed pending litigation with legal counsel and believes that the action is without merit or that the ultimate liability, if any, resulting from it will not materially affect the Company's financial position.

NOTE 8 - COMMON STOCK AND ADDITIONAL PAID-IN-CAPITAL

     In February 1998, the Company issued 8,700,000 shares of common stock in accordance with The quasi-reorganization and separation agreement as discussed in Note 1. Maxxon, Inc. was issued 1,700,000 shares and M. Keith Ives and founders were issued 7,000,000 shares.

     During the year 1998, 877,650 shares of the Company's common shares were issued under SEC Regulation , D., rule 504. The stock was issued for $0.80 per share.

     In 1998, the Company issued Perry Ives and JoEtta Hughes, officers and directors of the company, 275,000 shares of Ives common stock in exchange for $270,415 of notes owed by the Company to the two officers.

Item 7. Financial Statements continued:

     On April 20, 1998, the Company completed a private offering for 1,000,000 shares of common stock at $0.80 per share. As of December 31, 1998, 877,650 shares have been issued.

NOTE 9 - RELATED PARTY TRANSACTIONS

     During the year ended December 31, 1998, officer loaned the Company $125,000 to cover certain operating expenses. During 1998, the Company repaid a total of $81,613. The remaining note payable-officer balance of $43,387 accrues interest at a rate of 10% per year.

NOTE 10 - EARNING PER SHARE

     The following table reconciles the number of common shares outstanding as shown on the Balance Sheet with the weighted average common shares outstanding as shown on the Statement of Operations for the year ended December 31, 1998.

     Common shares outstanding                                    9,577,650

     Effect of using weighted average common
     And Common equivalent shares outstanding                       595,712
                                                                  ---------
     Weighted average common shares outstanding                   8,981,938
                                                                  ---------

NOTE 11 - SUBSEQUENT EVENTS

     Prior to the report certain Notes Payable-bank were re-financed in accordance with the terms as described in note five of Notes to Financial Statements.

Item 8. Changes  In  and  Disagreements   with  Accountants  on  Accounting  and
        Financial Disclosure:

     None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are dully elected and qualified. Officers serve at the discretion of the Board of Directors. Only one Director is not an employee of the Company and only devotes time necessary for the meetings.

     The Directors and Officers of the Registrant as of the date of this report are as follows:

     Name                       Age           Position
     ---------------------------------------------------------------------------
     M. Keith Ives              42            President and Director
     Perry Ives                 35            Vice-president and Director
     JoEtta Hughes              43            Secretary, Treasurer and Director
     Jim Jones                  60            Director, Member
     ---------------------------------------------------------------------------

Item 9. Directors, Executive Officers, Promoters and Control Persons Continued:

(a)  Identify directors and executive officers.

     (1) - (4) Names, ages, positions, offices, business experience.

     A) M. Keith Ives, age 42, is President, CEO and Director at IHC. After college Mr. Ives went to work for McKesson Drug Co. Ad a territory sales manager where he gained expertise in sales, pharmacology, marketing, business management, and business consulting. After seven years with McKesson Drug Co. Mr. Ives decided to start his own pharmaceutical company for two primary reasons ( to specialize in natural preventive health products and to find products which would help improve the quality of life for his wife who had contracted Multiple Sclerosis). To accomplish this goal, he bought an insurance agency to gain experience in personnel management, sales management, and knowledge about the insurance industry and their role on the pharmaceutical industry. Simultaneously, he became a distributor for a direct marketing company to gain the knowledge necessary in applying direct marketing to his future pharmaceutical business. Mr. Ives then started hi pharmaceutical company and has been the driving force to realizing his goals. RESPONSIBILITIES - Mr. Ives oversees the day to day operations, coordinates closely with Fred Oberloh, National Sales Manager, on company promotions and sales, makes direct sales calls, conducts ride-alongs with wholesale/broker representatives to secure new business, attends local, regional and national trade shows, promotes the company's growth and vision to the pharmaceutical industry, via alternative medicine seminars both live & televised, and conducts the business of securing funds for IHC's growth. Mr. Ives has been recognized by his employers, peers, and his customers for his outstanding achievements in sales, service, consulting and management. These achievements include: #1 in annual multi-million dollar sales volume seven of ten years before starting IHC, Mr. Ives and the sales people he managed were always in the top 5% of sales producers for their respective companies.

     B) JoEtta Hughes, age 43, is Secretary/Treasurer, COO/CFO and Director at IHC. Ms. Hughes has comprehensive experience in accounting, the pharmaceutical industry, warehouse and personnel management and has worked for McKesson Drug Co. And a division of Cooper and Lybrand accounting firm. She graduated valedictorian from Bryan Institute in computer programming and accounting. She is currently is Membership Chairman of Claremore Business and Professional Woman's Organization, which reinforces her skills. Her background makes her a valuable asset to IHC.

RESPONSIBILITIES - Ms. Hughes conducts all of the in-house financial business for IHC and works closely with IHC's CPA, E. Carolyn Tolman. While her main duties are financially related, she contributes a great deal to the day to day operations, customer service, data entry, secretarial duties, and consulting with M. Keith Ives in running the company. In order for IHC to be successful Mr. Ives felt he must have Ms. Hughes on board to draw from her expertise in the pharmaceutical and accounting fields. She has been instrumental in applying her abilities in keeping the company functioning.

     C) Perry Ives, age 35, is Vice President, Director of Marketing and Advertising and Director at IHC. Mr. Ives has 13 years experience in employee relations and day to day operations as maintenance supervisor for apartment management firms. He has years of experience in sales, management, operations, accounting, marketing and advertising before coming to IHC. He draws from these experiences to develop a well-rounded approach on handling the efficient operations of the day to day business to assist IHC's growth for the past five years. RESPONSIBILITIES - Director of Marketing and Advertising while overseeing the day to day operations and product production. Mr. Ives primary function is designing and implementing in-house sales and marketing materials, creating ad slicks, and supporting the efforts of JoEtta Hughes in accounting and computer work. Mr. Ives has demonstrated his diversified abilities in the daily operations of IHC and has proven to be capable of exceeding every challenge that the company has thrown his way. He has been instrumental in performing work the company would have had to out source, thus assisting the company's efforts to control costs.

     D) Jim Jones, age 60, is a member of the board. Mr. Jones is IHC's insurance agent and consultant.

(b)  Identify Significant Employees.

     1) Tony Fauver, age 44, is Director/Production & Quality Control at IHC. Mr Fauver has 17 years experience in warehouse management, production, and quality control and has been employed with IHC since May of 1997. He has been an extremely valuable addition to our staff. RESPONSIBILITIES - Mr. Fauver oversees production and quality control while ordering all raw materials, negotiating contracts with pharmaceutical ingredient suppliers, packaging companies, shipping companies and quality control laboratories.

Item 9. (b) Identify Significant Employees continued:

     2) Fred Oberloh, age 40, is National Sales Manager at IHC. Mr. Oberloh has been in the pharmaceutical industry for over 20 years as a Regional Sales Manager with Pittman Moore Drug Company. Fred has been another welcomed addition to our management team and started with IHC in January, 1999. His strengths are a work ethic, which is beyond reproach and his attention to detail. RESPONSIBILITIES - Managing local, regional and national chain accounts at both the Corporate and Pharmacy levels. Overseeing the sales and service function for three Sales Representatives, creating, initiating and implementing sales promotions & bonus buys while informing IHC accounts on these promotions.

     3) Margaret Salmans, age 30, Director of Research and Development at IHC. Ms. Salmans has been with IHC since April, 1999, and is an accomplished data entry and appointment coordinator, who has assumed her position in R & D prematurely. She has done an exemplary job in conducting our product validation testing program while coordinating with Dr. Ruth Miller, D.O., whom we have sub-contracted with to validate our products effectiveness and safety. RESPONSIBILITIES - Managing the R & D department and staff, conducting the product validation testing, recording the results of product testing, and providing those results to the proper institutions.

(c)  Family Relationships.

     M. Keith Ives, President, JoEtta Hughes, COO/CFO and Perry Ives, Vice President are siblings.

(d)  Involvement in certain legal proceedings.

     NONE

Item 10. Executive Compensation.

                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------
M. Keith Ives,        1998     $64,124.97   NONE
Pres.,CEO
--------------------------------------------------------------------------------
JoEtta Hughes,        1998     $33,594.68   175,000 shares,
Sec/Trea, COO\CFO                           restricted stock
                                            12/31/1998
--------------------------------------------------------------------------------
Perry Ives, V.Pres,   1998     $27,408.70   100,000 shares,
Mrkt.  Dir.                                 restricted stock
                                            12/31/1998
--------------------------------------------------------------------------------

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table lists the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities, as well as by all directors and officers of the issuer. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown:

Item 11. Security  Ownership  of  Certain  Beneficial  Owners   and   Management
         continued:

Title of Class    Name and Address of Beneficial Owner                Amount and Nature
                                                                      Of Beneficial Owner     % of Class
--------------------------------------------------------------------------------------------------------
Common            M. Keith Ives, Officer/Director                     6,439,260               63.0 %
                  22972 Woodridge Dr., Claremore, OK 74017
--------------------------------------------------------------------------------------------------------
Common            Maxxon, Inc., Beneficial Owner                      1,700,000               16.5 %
                  8908 S. Yale Ave, Ste 409, Tulsa, OK 74137
--------------------------------------------------------------------------------------------------------
Common            Bill Elliott, Beneficial Owner                      181,241                 1.8 %
                  Route 1, Box 156, Tahlequah, OK 74464
--------------------------------------------------------------------------------------------------------
Common            Pat Storms, Beneficial Owner                        349,975                 3.4 %
                  15849 Sheffield Rd., Siloam Springs, AR 72761
--------------------------------------------------------------------------------------------------------
Common            JoEtta Hughes, Officer/Director                     336,000                 3.3 %
                  Claremore, OK 74017
--------------------------------------------------------------------------------------------------------
Common            Perry Ives, Office/Director                         129,800                 1.3 %
                  316-A S. Choctaw, Claremore, OK 74017
--------------------------------------------------------------------------------------------------------
Common            Jim Jones, Director                                 5,000                   N/A
                  6937 E  97th St. South, Tulsa, OK 74133
--------------------------------------------------------------------------------------------------------
Common            All Officers and Directors as a group (4 persons)   6,907,060               67.2 %
--------------------------------------------------------------------------------------------------------

Item 12. Certain Relationships and Related Transactions.

     Through September, 1999, the Company has had various relationships which resulted in shares of stock being issued for consulting or services rendered.

Title of Class    Name of Beneficial Owner                            Nature of Beneficial          Amount of Beneficial
                                                                      Ownership                     Ownership
------------------------------------------------------------------------------------------------------------------------
Common            ICMS, Inc. Bill Shepard, President                  Consulting                    2,500
                  2761 E. Skelly Drive, # 700, Tulsa, OK 74105
------------------------------------------------------------------------------------------------------------------------
Common            Joyce Bliss                                         Legal                         2,000
                  800 W Downing , Tahlequah, OK 74464
------------------------------------------------------------------------------------------------------------------------
Common            Bill Elliott                                        Financial Consulting          127,366
                  Route 1, Box 156, Tahlequah, OK 74464
------------------------------------------------------------------------------------------------------------------------
Common            Russell Barber                                      Legal                         1322
                  P O Box 518, Poteau, OK 74953
------------------------------------------------------------------------------------------------------------------------
Common            S.B. Stock USA, Inc. Elliott Pierson, President     T.V. Commercial               4,375
                  5050 N. 8th St., Suite 12, Phoenix, AZ 85014        Compensation
------------------------------------------------------------------------------------------------------------------------
Common            Nasri Barakat                                       Sales Consulting              7,000
                  106 Summit Road, Tahlequah, OK 74464
------------------------------------------------------------------------------------------------------------------------
Common            Mark Hubbard                                        Financial Consulting          50,000
                  708 Maria, Springdale, AR 72762
------------------------------------------------------------------------------------------------------------------------
Common            Pat Storms                                          Sales / Marketing             48,000
                  15849 Sheffield RD., Siloam Springs, AR 72761
------------------------------------------------------------------------------------------------------------------------
Common            William O. Scaife                                   Sales / Marketing             27,000
                  10426 Innisbrook Dr. , Jacksonville, FL 32222
------------------------------------------------------------------------------------------------------------------------
Common            Wallace W. Hayes                                    Sales / Marketing             7,000
                  10426 Innisbrook Dr., Jacksonville FL 3222
------------------------------------------------------------------------------------------------------------------------

Item 13. Exhibits and Reports on Form 8-K:

     NONE

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                      IVES HEALTH COMPANY, INC.

                                      /s/ JOETTA HUGHES
                                      ------------------------------------------
                                      By: JoEtta Hughes, Secretary and Treasurer

Date: November 11, 1999

                                POWER OF ATTORNEY

     KNOWN ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints JoEtta Hughes and/or M. Keith Ives, his or her true and lawful attorneys-in-fact and agents, to sign any or all amendments to this Report on Form 10-KSB, and to file the same with all exhibits thereto and other and documents in connection therewith, with the Securities and Exchange Commission, granting unto the attorney-in-fact agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person hereby ratifying and confirming that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Exchange Act of 1934, this Report on Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                  Capacity                             Date
--------------------------------------------------------------------------------

/s/ M. KEITH IVES          President and Director               November 4, 1999
---------------------
M. Keith Ives

/s/ PERRY IVES             Vice-President and Director          November 4, 1999
---------------------
Perry Ives

/s/ JOETTA HUGHES          Secretary, Treasurer and Director    November 4, 1999
---------------------
JoEtta Hughes

/s/ JIM JONES              Director                             November 4, 1999
---------------------
Jim Jones