Form 10KSB
period 1999-12-31
IVES HEALTH CO INC
filed 2000-05-08
CIK 1098844

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                      For the year ended December 31, 1999

                           Commission File No. 0-28227

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act pf 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year. $ 469,567.

State the aggregate market value of the voting common stock held by non-affiliates, computed by reference to the price at which the common stock was sold, or the average bid and asked prices of such common stock, as of a specified date within the past 60 days: February 14, 2000: $ 2,707,686

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 23, 2000, there were 12,846,946 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

                                     PART I

Item 1. Description of Business.

     Ives Health Company, Inc. (A Development Stage Company) ( the "Registrant", "Company" , "Ives" or "New Ives" ) was formed pursuant to an agreement between Maxxon, Inc. and M. Keith Ives, entered into and made effective December 31, 1997. Ives Health Company Inc., (a wholly owned subsidiary of Maxxon, Inc.) and Maxxon, Inc. agreed to separate. The separation was accomplished by a non-pro-rata split-off of non-monetary assets in accordance with Issue 96-4 of the Emerging Issues Task Force, and the issuance of 7,000,000 shares of New Ives common stock to M. Keith Ives, and 1,700,000 shares of New Ives common stock to Maxxon, Inc. New Ives began operations January 1, 1998 and was incorporated in Oklahoma on February 12, 1998.

     Prior to August of 1997, Ives Health Company, Inc., was a privately held company incorporated in the state of Oklahoma in 1993 and was engaged in the business of selling and distributing homeopathic supplements, weight loss products, vitamins, and other alternative medicines to the public through retail grocery stores and other distribution outlets. In August, 1997, the shareholders of Ives exchanged all of their issued and outstanding shares for Maxxon shares in a tax free share exchange. As a result, Ives Health Company became a wholly owned subsidiary of Maxxon. Mr. Keith Ives became a shareholder of Maxxon and remained President and a director of Ives Health Company. Mr. Ives had never been the holder of more than 5% of the issues and outstanding stock of Maxxon. Mr. Ives also became a director of Maxxon. Note: Maxxon, Inc. is a development stage company in the process of developing a safety syringe. Its stock has been traded on the OTC Bulletin Board under the symbol, "MXON".

     After a short period of time, it became apparent to both Maxxon and Ives management that the business of Maxxon and Ives apparently did not fit together as originally believed, that Maxxon was not able to obtain financing for the Ives operations as expected, and that the management style of Maxxon was incompatible with the management style of Mr. Ives. The parties determined to separate. At that time, Ives Health Company, Inc., a wholly owned subsidiary of Maxxon Inc., changed it's name to SEVI Health Company a wholly owned subsidiary of Maxxon Inc., in order to free up the name of Ives Health Company, Inc. The new Ives Health Company was again incorporated as of February 12, 1998. Mr. Ives became the principal stockholder of that new company. Substantially all of the assets of the old Ives Health Company which later became a wholly owned subsidiary of Maxxon, Inc., which later became SEVI Health Company, Inc., a wholly owned subsidiary of Maxxon, Inc., were transferred into New Ives the registrant. The assets included inventory, equipment, contract rights, intellectual property rights, and product specification. The new Ives Health Company, Inc. commenced a Regulation D, Rule 504 offering in which additional capital was raised.

     The Company is engaged in developing and marketing innovative, safe, high quality natural medicines and nutritional supplements, which are guaranteed for potency and purity, including homeopathic medicines, weight loss formulas, natural remedies, and nutritional supplements. Ives Health Company presently offers 27 different products as follows: Aches and Pains, Acne, Allergy, Antacid, Arthritis, Cough & Sore Throat, Energy, Headache, and Sinus are all homeopathic medicines that provide temporary symptomatic treatment for relief of aches and pains, acne, allergies, upset stomach, pain in joints, cough and sore throat, fatigue, head pain due to stress, and runny nose and sinus congestion. Each of the homeopathic medicines comes in tablet form with 30 tablets in a bottle and sells for $5.98 per bottle. Step 1 - Beginning Weight Loss sells for $19.95, Step 2 - Continuing Weight Loss sells for $36.95, and Step 3 - Maintaining Weight Loss sells for $30.95. Other products are as follows:
L-Chromatine - affects fat metabolism while aiding muscle mass gain - $9.95 for 60 tablets in a bottle, De-Tox - designed to cleanse and purify the body of toxins - $3.65 for 9 tablets in a bottle, Flora-Plus - provides bacteria and enzymes which improves digestion - $9.95 for 30 tablets in a bottle, Poly-Pep - Free form amino acids which help improve nutrient absorption - $9.95 for 30 tablets in a bottle, Orangetic - A high energy performance drink containing a specific blend of nutrients - $19.95 for 30 day supply in powder form, Arthritis Formula - Hydrolyzed collagen peptides which feed the joints - $48.00 for a 30 day supply in powder form, Antioxidant - Helps eliminate free radicals and peroxides in the blood - $11.95 for 60 tablets in a bottle, Cholest-Away - Helps lower and control cholesterol and triglyceride levels - $21.30 for 60 tablets in a bottle, Immune 2000 - Boosts immune system function while reducing secondary infections - $19.85 for 60 tablets in a bottle, Prostate Formula - enhances overall prostate health - $39.50 for a three month supply, 270 tablets in a bottle, PMS Formula - Helps build optimum levels of hormonal balancers; decreases cramping, nausea and headache during menstruation - $10.95 for 15cc liquid in a bottle, Relaxagent - relieves stress without drowsiness - $15.95 for 90 tablets in a bottle, Trace Minerals - Achieves RDA blood levels of 77 trace minerals - $11.20 for 120 tablets in a bottle, and VEGI BEARS (original flavor and sour) - a nutritional snack food - $5.99 for 60 bears in a box..

     The Company sells to wholesale pharmacy distributors, various chain pharmacies, and independent retail pharmacies. Three of the Company's principal distribution alliances are with Albertsons, Winn Dixie, and Dillons with over a 1000 pharmacy locations, as well as over 700 independent retail pharmacies, distributing IHC's products in 36 states.

Item 1. Continued

     During 1999 Ives announced a new product called Immune 2000. All rights to this product were purchased from Dr. Robert Slayton Bedeen in July of 1999 as part of the Quantum Resources acquisition. Immune 2000 is a product that resulted from 10 years of research and development. It has been tested on AIDS patients and significantly increased their immune system function while reducing secondary infections, offering them a better quality of life.

     The  principal   suppliers  of  Ives'  raw  materials  are:   International
Formulation and Manufacturing (IFM), Vegi Snack Foods, Inc., Summa Laboratories, Inc.; Animal Technologies, Inc. and American Labs.

     Ives primary distribution focus is through regional and national chain pharmacies. Ives is currently distributing through Mays, Drug Warehouse, Price Mart, Horizon, Pamida and The Medicine Shoppes (these are regional chains). National chains currently selling our products on a regional basis are Albertsons (2700 national locations), Dillons and Winn-Dixie (1200 plus national locations). Walgreens, K-Mart, and Eckerds are our next three targeted chains. Walgreens, K-Mart, and Eckerds have expressed interest in Ives products. While there are no distributor agreements with these companies at this time, Ives anticipates that such agreements will be entered into with each company in the near future. Discussions are continuing with these companies as well as Krogers, CVS, Brookshire, Publix, and Randalls, and Ives expects to execute agreements in the late 1st quarter or early 2nd quarter, 2000, with many of these chains.. Ives estimates that 70% of our distribution will be through large grocery and pharmaceutical chain stores.

     Ives is dependent at this time upon product sales to 3 large grocery and pharmaceutical chains, Albertsons, Winn Dixie and Dillons, which have 318 stores, 707 stores and 71 stores, respectively, currently purchasing Ives products. As the number of customers increases, the dependence of Ives upon these chains will decrease. Ives anticipates that the growth of the acceptance of its products will result in the addition of other large grocery and/or pharmaceutical chains as customers.

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

     The purpose of the license agreement with Dr. Bedeen was to obtain all rights to formulations (including the rights to manufacture, distribute and sell) that Dr. Bedeen had developed with respect to products named, Immune 2000, T-factor and a revolutionary burn creme. This agreement has not been significant to Ives Health Company in the past. This agreement will be a significant part of Ives year 2000 expansion. The aforementioned products will be the primary products sold in the new Hospital and Doctor Direct Division of Ives which is scheduled to be created in the spring of 2000.

     IHC's research and development department currently operates as follows: internal tracking, quality control, test results, product development and other important data are done internally in conjunction with an outside joint venture with Albertsons, which is overseen by Dr. Ruth Miller. Through December 31, 1999 Ives has spent an estimate of $50,000, which includes R & D employee's wages.

     The Company had 14 full-time employees at the year ended December 31, 1998 and 14 full-time employees as of December 31, 1999.

Item 2. Description of Property:

     The Company owns land and building at 817 North J.M. Davis Blvd., Claremore, OK 74017, and all furniture, fixtures, and equipment. The land and building has a mortgage against it, held by Seven Brothers LLC. The balance due at December 31, 1998 was $164,574. The balance due on the building mortgage as of December 31, 1999, was $154,305. The Company purchased the land (.565 acres) and building (13,180 sq. ft. ) in July, 1998 for $270,000, the cost of remodeling was $99,747. The appraised value after remodeling was $462,000. The Company carries adequate insurance coverage on all property and equipment. The Ives building at 817 North J.M. Davis Blvd. in Claremore, OK, is used mostly for packaging, storage and shipping of Ives products and a lesser part of the building houses the corporate offices of the company. The equipment located in the building is limited to computers, a labeling machine, two packaging machines and a forklift.

Item 3. Legal Proceedings

     The Company is defendant in lawsuits arising from normal business activities. Management has reviewed pending litigation with legal counsel and believes that the action is without merit or that the ultimate liability, if any, resulting from it will not materially affect the Company's earnings, cash flows or financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters:

     Market Information
     ------------------
     The Company received approval on June 30, 1999 from NASD for its common stock to be traded publicly on the pink sheets. Ives' hopes to be listed on the NASD's Over-The-Counter Bulletin Board in the near future. The trading symbol for Ives common stock is IVEH. Quotations on the OTC Bulletin Board and pink sheets reflect bid and ask quotations, may reflect inter-dealer prices, without retail markup, mark-down or commission, and may not represent actual transactions. The opening price for Ives' common stock was $2.00/share and trading has ranged from $0.03/share to $2.00/share in the pink sheets.

     Sales of Common Stock during 1998:
     ----------------------------------
     At date of incorporation , February 12, 1998, 50,000,000 shares were authorized of which 7,000,000 were issued to M. Keith Ives and 1,700,000 were issued to Maxxon. Inc. During 1998 the Company has been involved in a continuous offering of its common stock pursuant to SEC Regulation D, Rule 504. That rule was amended effective April 7, 1999. Pursuant to that Rule, generally an issuer may raise up to $1,000,000 through the sale of its securities in any 12 month period of time without federal registration.

     From April 20, 1998 through December 31, 1998 the Company sold 877,650 shares of common stock to various purchasers pursuant to Rule 504 of Regulation D and Section 4 (2) of the Securities Act of 1933. The 552,650 shares issued under the 504 offering to individual investors were sold at an average purchase price of $0.72 per share. The 305,000 restricted shares issued to employees and officers, and 20,000 restricted shares issued to Summa Laboratories for the purchase of rights to product formulas were issued at par value at an average price of $0.001 per share. The stock certificates for Summa Laboratories were prepared in 1998, but the terms of the agreement were not completed until 1999 when the Summa formula investment was recorded at a fair market value of $0.80 per share. The total shares issued and outstanding at Dec. 31, 1998-, was 9,577,650 shares.

     Sales of Common Stock during 1999:
     ----------------------------------
     From January 1, 1999 through December 31, 1999 the Company sold 400,736 shares of common stock to various purchasers pursuant to Rule 504 of Regulation D and Section 4 (2) of the Securities Act of 1933. The average purchase price was $0.72 per share which includes commissions, fees and expenses.

     During 1999 the Company issued 2,868,560 common shares to various employees, officers and directors pursuant to Rule 504 of Regulation D and
Section 4 (2) of the Securities Act of 1933. These shares were issued to employees and officers for services rendered and were issued at an average price of $0.05 per share.

     Common Stock Subject to Options or Warrants:
     --------------------------------------------
     None.

     Holders:
     --------
     As of March 23, 2000, the Company had 127 shareholders of record.

     Cash Dividends:
     ---------------
     The Company has not paid any cash dividends on its Common Stock and does not foresee that such dividends will be paid in the near future.

Item 6. Plan of Operation:

     There is no assurance that material expenses will not be incurred that could jeopardize the stability of the Company nor that shareholders or future shareholders will have or make available sufficient funds to cover such material expenses. However, it is the belief of the Company, that the following summary of the Company should occur.

     The overall goal of the management team is to develop IHC into a major player in the arena of natural health products. Objectives leading to that goal include being a structured and professional organization of integrity, thus maintaining strong relationships with suppliers and customers. Marketing goals include having products in 15,000 pharmacies in the U.S. by the year 2001. Of these 15,000 pharmacies, 30% are expected to be independent pharmacies and 70% are expected to be regional and national chains, i.e. Albertsons, Winn-Dixie, Wal-Mart, Walgreens, K-Mart, Eckerds, etc.

Item 6 continued

     As of January 31, 2000, Ives products are sold in 146 independent pharmacies and 1096 chain pharmacies (318 Albertsons, 707 Winn Dixies, and 71 Dillons) for a total of 1242 pharmacy locations that carry our products. There are 2400 additional Albertsons stores that Ives has the opportunity to sell products to. It is Ives plan to sell products nationwide by selling to as many chain pharmacies as possible by the end of the year 2000. Most stores that carry Ives products vend our entire product line. Ives has no exclusive arrangements for the wholesale distribution of our products.

     The  Company's  products can  generally  be grouped  into five  categories:
Homeopathic medicines (pure medicines), Weight Management, Natural Remedies, Nutritional food supplements, and Health and Beauty Aids. IHC will continue to implement the same positive marketing strategy that brought the Company to this point. It will sell the bulk of its product through wholesale distributors and play off the success of its current wholesalers and generate business with new wholesalers. Also IHC will continue to seek regional and national chain pharmacies. Other strategies include attending more pharmacy trade shows, getting endorsements from strategic pharmacy, physician, and health insurance providers (by conducting our innovative validation testing), hiring more direct sales representatives, and increasing regional advertising while expanding to a national advertising campaign. Our greatest need is advertising dollars in order to create more consumer awareness and demand (mass over time).

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

     Management of Ives believes that Ives is a leader in the industry in promotional incentives and profit margins for its products. In the July 1999 issue of Pharmacy Today Magazine it was stated that the average margins on over-the-counter pharmaceutical products is 23% and the average margins on prescription drugs is 7-11% with a total average margin for pharmaceuticals of 17%. Ives Health Company products boast an average margin of 38% which is far above our competitors. The average incentive by other pharmaceutical companies to wholesalers and brokers is 3%. Ives give a 5-8% commission to wholesalers and brokers.

     Management believes that to achieve its objectives , the Company should seek additional funding of $750,000, whether it be through long-term debt or additional sales of stock or both. The funds will be used for company expansion, which will include the following: increasing inventory, significantly increasing advertising expenses, creating a multi-level marketing division where private label products will be sold to consumers directly over the internet, creating a hospital and doctor direct division where the products purchased from Dr. Bedeen and Quantum Resources will be sold directly to hospitals and doctors offices, creating an international sales division where products will be sold abroad and retirement of existing debt. Management also believes that the 4th quarter 1999 refocus on large chain pharmacy sales should significantly increase sales of the company which combined with the above company expansion will result in projected gross sales of $2 million for the year 2000 with positive net earnings.

     Due to the refocus on large chain pharmacy sales in the 4th quarter of 1999, company financial conditions had significantly improved by December 31, 1999. As of January 31, 2000, Ives Health Company was posting positive operational cash flow. Ives is presently providing working capital from the sale of inventory; however, is seeking to borrow additional working capital which will be used to implement the aforementioned company expansion.

Item 7. Financial Statements

                            Ives Health Company, Inc.
                            -------------------------
                          (A Development Stage Company)
                          -----------------------------
                           December 31, 1999 and 1998
                           --------------------------

                                    CONTENTS
                                    --------

Independent Auditor's Report                                                   1

FINANCIAL STATEMENTS

         Balance Sheets                                                        2

         Statements of Operations                                              3

         Statements of Cash Flows                                              4

         Statements of Shareholders' Equity                                    5

         NOTES TO FINANCIAL STATEMENTS                                      6-12

INDEPENDENT AUDITOR'S REPORT

     To the Board of Directors and Shareholders of Ives Health Company, Inc.:

     We have audited the balance sheet of Ives Health Company, Inc., (A Development Stage Company), an Oklahoma Corporation, as of December 31, 1999 and 1998 and the related statements of operation, shareholders' equity and cash flows from January 1, 1998 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluat ing the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ives Health Company, Inc., (A Development Stage Company), as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years ending December 31, 1999 and 1998 and from January 1, 1998 (inception) to December 31, 1999 in conformity with generally accepted accounting principles.

     HENDERSON SUTTON & CO., P.C.

     /s/ HENDERSON SUTTON & CO., P.C.
     --------------------------------
     Certified Public Accountants
     Tulsa, Oklahoma
     March 15, 2000

Item 7. Financial Statements continued:

                            IVES HEALTH COMPANY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                         1999           1998
                                                     -----------    -----------
Current Assets

     Cash                                            $     3,165    $    24,787
     Accounts Receivable                                  78,704          8,853
          Less Allowance For Doubtful Accounts           (10,000)          --
     Inventories                                         153,970        156,819
     Prepaid expenses                                    110,952           --
     Loans to officers                                     5,000           --
                                                     -----------    -----------

         Total Current Assets                            341,791        190,459
                                                     -----------    -----------

Property and Equipment

     Property, Plant & Equipment                         491,180        445,586
     Less Accumulated Depreciation                        62,097         21,136
                                                     -----------    -----------

         Net Property and Equipment                      429,083        424,450
                                                     -----------    -----------

Other Assets

     Goodwill-net                                        284,700        306,600
     Deposits                                                600            900
     Marketing design program-net                         13,849         31,778
     Investments                                          39,825         34,055
                                                     -----------    -----------

         Total Other Assets                              338,974        373,333
                                                     -----------    -----------

    TOTAL ASSETS                                     $ 1,109,848    $   988,242
                                                     -----------    -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

     Accounts Payable                                $   252,847    $   179,940
     Payroll & sales taxes payable                        22,924         11,092
     Accrued Expenses                                     11,283         22,998
     Note payable to officer                             121,137         41,752
     Current Portion of Long Term Debt                   151,434        272,219
                                                     -----------    -----------

         Current Liabilities                             559,625        528,000
                                                     -----------    -----------

Long-Term Liabilities

      Notes Payable                                      681,758        556,904
      Less current portion long-ter  debt               (151,434)       272,219
                                                     -----------    -----------

         Total Long-term Liabilitie                      530,324        284,685
                                                     -----------    -----------

         Total Liabilities                             1,089,949        812,685
                                                     -----------    -----------

Shareholders' Equity

      Common Stock (Par $.001)                            12,847          9,578
            12,846,946 and 9,577,650 outstanding at
            December 31, 1999 and 1998 respectively

      Additional Paid in Capital                       1,100,040        668,725
      Retained earnings                               (1,092,988)      (502,746)
                                                     -----------    -----------

         Total Shareholder's Equity                       19,899        175,556
                                                     -----------    -----------

      TOTAL LIABILITIES & SHAREHOLDER'S EQUITY       $ 1,109,848    $   988,242
                                                     -----------    -----------

   (The accompanying notes are an integral part of these Financial Statements)

Item 7. Financial Statements continued:

                            IVES HEALTH COMPANY, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 1999 AND 1998

                                          JANUARY 1, 1998
                                            (INCEPTION)
REVENUES                               TO DECEMBER 31, 1999        1999            1998
                                       --------------------    ------------    ------------
     Sales                                  $    864,421       $    469,567    $    394,854

      Cost of Sales                              522,565            330,526         192,039
                                            ------------       ------------    ------------

         Gross Profit                            341,856            139,041         202,815
                                            ------------       ------------    ------------


OPERATING EXPENSES

        Selling Expenses                         525,979            196,830         329,149
        General & Administrative Expenses        856,256            532,563         323,693
        Depreciation & Amortization              105,222             77,694          27,528
        Interest & Factoring Expense              97,387             72,196          25,191
                                            ------------       ------------    ------------

         Total Operating Expenses              1,584,844            879,283         705,561
                                            ------------       ------------    ------------

NET OPERATING LOSS                            (1,242,988)          (740,242)       (502,746)

         Gain On Contract Default                150,000            150,000            --

         Income Tax Expense                         --                 --              --
                                            ------------       ------------    ------------

                  NET LOSS                  $ (1,092,988)      $   (590,242)   $   (502,746)
                                            ------------       ------------    ------------

Weighted Average of Shares Outstanding                           10,146,618       9,034,076
                                                               ------------    ------------

Net Loss Per Share                                             $      (.058)   $      (.056)
                                                               ============    ============

   The accompanying notes are an integral part of these Financial Statements.

                            IVES HEALTH COMPANY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                  FOR THE YEAR ENDED DECEMBER 31, 1999 AND 1998

                                                    JANUARY 1, 1998
                                                      (INCEPTION)
                                                  TO DECEMBER 31, 1999        1999           1998
                                                  --------------------     -----------    -----------
Cash Flows From Operating Activities
   Net loss from operations                           $(1,092,988)         $  (590,242)   $  (502,746)
   Depreciation                                            50,529               40,961          9,568
   Amortization                                            62,738               36,641         26,097
   Stock Issued for services                              151,436              151,436           --
  (Increase) decrease in accounts receivable              (68,704)             (59,851)        (8,853)
  (Increase) decrease in inventories                     (153,971)               2,848       (156,819)
  (Increase) decrease in prepaid expenses                (110,951)            (110,951)          --
   Increase(decrease) in accounts payable                 244,234               72,908        171,326
   Increase (decrease) in accrued payroll taxes            22,924               11,832         11,092
   Increase (decrease) in accrued expenses                 11,282              (11,716)        22,998
                                                      -----------          -----------    -----------
   Net Cash Provided (Used) by Operating Activities      (883,471)            (456,134)      (427,337)
                                                      -----------          -----------    -----------
Cash Flows From Investing Activities
   Loans to Officers                                       (5,000)              (5,000)          --
   Property Plant and Equipment                          (479,612)             (45,594)      (434,018)
   Deposits                                                  (600)                 300           (900)
   Investments                                            (22,557)              13,418        (35,975)
   Other Assets                                           (34,055)                --          (34,055)
                                                      -----------          -----------    -----------
   Net Cash Provided (Used) by Investing Activities      (541,824)             (36,876)      (504,948)
                                                      -----------          -----------    -----------
Cash Flows From Financing Activities
   Notes payable to Officers                               45,898                4,147         41,751
   Long term debt                                         756,758              199,854        556,904
   Sale of Common Stock for Cash,                         625,804              267,387        358,417
   Net of offering cost
                                                      -----------          -----------    -----------

   Net Cash Provided (Used) by Financing Activities     1,428,460              471,388        957,072
                                                      -----------          -----------    -----------
NET INCREASE (DECREASE) IN CASH                             3,165              (21,622)        24,787

CASH AT BEGINNING OF YEAR                                  24,787               24,787           --

CASH AT END OF YEAR                                   $    27,952          $     3,165    $    24,787
                                                      ===========          ===========    ===========

Non-cash financing & investing activities:

   Stock issued for product formulas                  $    16,000          $    16,000    $      --
                                                      ===========          ===========    ===========

  (The accompanying notes are an integral part of these Financial Statements)

Item 7. Financial Statements continued:

                            IVES HEALTH COMPANY, INC.
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                               FOR THE YEARS ENDED
                           DECEMBER 31, 1999 AND 1998

                                                                                                Deficit
                                            Price          Common Stock                        During the
                                             Per           ------------           Paid-in      Development
                                            Share      Shares         Amount      Capital         Stage
                                           ---------------------------------------------------------------
BALANCE AT JANUARY 1, 1998                 $   --           --       $    --     $       --    $        --

Shares Issued in Conjunction With            .001    8,700,000         8,700          6,000             --
The Maxxon/Ives Split-Off Transaction

To Record Goodwill                                                                  328,500             --

Shares Issued Under 504 Offering              .72      552,650           553             39             --

Shares Issued to Employees & Officers        .001      305,000           305           (305)            --

Shares Issued for Summa License              .001       20,000            20            (20)            --

Less Offering Cost                                                                  (64,112)            --

Net Loss For the Year                                                                             (502,746)
                                           ---------------------------------------------------------------


BALANCE DECEMBER 31, 1998                            9,577,650         9,578        668,725       (502,746)
                                           ---------------------------------------------------------------


Shares Issued to Employees & Officers         .05    2,868,560         2,858        148,578             --
for Services

Shares Issued Under 504 Offering              .72      400,736           411        289,847

Shares Issued for Summa License               .80                                    16,000

Less Offering Cost                                                                  (23,110)

Net Loss For The Year                                                                             (590,242)
                                           ---------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999                        12,846,946       $12,847     $1,100,040    $(1,092,988)
                                           ---------------------------------------------------------------

   (The Accompanying notes are an integral part of these Financial Statements)

Item 7. Financial Statements continued:

                            IVES HEALTH COMPANY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

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

ORGANIZATION

Ives Health Company, Inc. ("IVES" or the "Company") was formed pursuant to an agreement between Maxxon, Inc. and M. Keith Ives, entered into and made effective December 31, 1997. IVES, (a wholly owned subsidiary of Maxxon, Inc.) and Maxxon, Inc. agreed to separate. The separation was accomplished by, a non-pro-rata split-off of non-monetary assets in accordance with Issue 96-4 of the Emerging Issues Task Force, a recapitalization and the issuance of 7,000,000 shares of new Ives common stock to M. Keith Ives, and 1,700,000 shares of new Ives common shares to Maxxon, Inc. The new IVES began operations January 1, 1998 and was incorporated in Oklahoma on February 12, 1998.

Ives Health Company, Inc. (A Development Stage Company) is engaged in developing and marketing innovative, safe, high quality natural non-prescription medicines and nutritional supplements. IVES products, which are guaranteed for potency and purity, include natural medicines, herbal formulas, vitamins, minerals and homeopathic medicines. The Company wholesales the products to pharmacies.

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

Item 7. Financial Statements continued:

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

EARNINGS PER SHARE

Earnings (Loss) per Share
-------------------------
The Company computes net income per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under provision of SFAS No. 128 and SAB 98 basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders for the period by the weighted average shares of common stock of the Company outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and common equivalent shares outstanding during the period. The calculation of fully diluted income (loss) per share of common stock assumes the dilutive effect of stock options outstanding.

Segment Information
-------------------
Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The
Company  identifies  its  operating  segments  based  on  business   activities,
management responsibility and geographical location. During the years ended December 31, 1999 and 1998, the Company operated in the single business segment engaged in developing and marketing selected healthcare products.

New Accounting Standards
------------------------
The Company adopted SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" during 1998. The Company had no comprehensive income items during 1999 and 1998. Therefore, net loss equals comprehensive income. The Company operates in only one business segment. The company adopted SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities" during 1999. As of December 31, 1999, the Company did not engage in hedging activities or other transactions involving derivatives.

REVENUE RECOGNITION

Revenue is recognized monthly based upon the terms of the sale. The Company issues credit to customers on a discount basis of 2% if paid within ten days of the invoice or the full balance due within thirty days of the invoice. Management uses the allowance method of recognizing bad debts. A provision for doubtful accounts was not required at December 31, 1999 and 1998 of $10,000 and $0, respectively.

NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of the major classes of property and equipment:

                                        Estimated
                                       Useful Life     1999       1998
                                       -----------     ----       ----

          Building                       30 years    $249,347   $249,347
          Building Improvements          30 years     100,400    100,400
          Land                                 --      20,000     20,000
          Equipment                      5-7 years     68,387     65,171
          Furniture                      5-7 year      11,075     10,668
          Master Dies                    5 years        4,355         --
          Vehicles                       3 years       37,616         --
                                         ---------   --------   --------
                                                      491,180    445,586
          Accumulated Depreciation                     62,097     21,136
                                                     --------   --------
          Property and equipment (net)               $429,083   $424,450
                                                     --------   --------

Item 7. Financial Statements continued:

NOTE 3 - OTHER ASSETS

     GOODWILL
     --------
     Effective December 31, 1997 M. Keith Ives exchanged 275,360 shares of Maxxon Inc. common shares valued at $1.01 per share (using the average of the last five trading days in 1997) for 7,000,000 common shares of the Company's stock. Maxxon retained 1,700,000 shares of the newly formed Ives Health Company, Inc. After the issuance of the 8,700,000 common shares, M. Keith Ives owned 80.5% of the outstanding shares and Maxxon owned 19.5% of the outstanding shares. The exchange was accounted for as a purchase using the fair market value of the Maxxon common stock as consideration for 80.5% of the newly formed company. The transaction was a non-pro-rata split-off of certain non-monetary assets, whereby Maxxon exchanged assets for a non-controlling interest in a new entity. The transaction was recorded in accordance with the Emerging Issues Task Force Issues # 96-4 and #89-7. Goodwill in the amount of $328,500 was recorded with a resulting credit to Paid-in Capital. The Goodwill is being amortized over its estimated useful life of fifteen years.

     INVESTMENT IN LICENSING AND OPTION TO PURCHASE AGREEMENTS
     ---------------------------------------------------------
     On August 24, 1998, the Company entered into a License Agreement to the rights to certain technology known as (1) the T-Factor Immune System Optimizer and (2) The Burn Treatment Therapy. The rights to the technology were acquired for future development of the technology for the consumer market. The rights to the license, which included a royalty provision to the seller and extends through August 24, 2049, were acquired for approximately $25,000. The cost related to the license and rights were capitalized and is being amortized over five years.

     On July 30, 1999, the company purchased for $10,000 and expensed the cost of the royalty provision that was required under the License Agreement. The purchase thereby eliminated any royalty payments to the previous owner of the technology.

     In January 1998, Ives Health Company paid $10,000 for the option to purchase VEGI-Snack Foods, Inc., where Ives had the exclusive right to sell VEGI BEARS and related products and retained the right to purchase VEGI-Snack Foods, Inc. until the end of 1999. The option to purchase VEGI-Snack Foods expired at the end of 1999 and the $10,000 investment made to secure this purchase option was written off during 1999..

     Investments                           1999       1998
     -----------                           ----       ----

     Veggie Snack Foods                  $     --    $ 10,000
     Quantum License                       34,602      24,602
     Summa Formulas                        16,000          --
                                         --------    --------

              Total Investments          $ 50,602    $ 34,602

              Accumulated Amortization    (10,777)       (547)
                                         --------    --------
                                         $ 39,825    $ 34,055

     Marketing Design Program
     ------------------------
     During 1998, the Company incurred $35,975 in costs related to the development of a marketing design program. During 1999 the program was curtailed and the cost and related accounts payable were reduced by $13,418. The remaining costs are expected to benefit the Company over the five-year amortization period.

                                           1999        1998
                                           ----        ----

     Marketing design                    $ 22,557    $ 35,975
     Accumulated amortization              (8,708)     (4,197)
                                         --------    --------
     Net capitalized                     $ 13,849    $ 31,788

Item 7. Financial Statements continued:

NOTE 4 - NOTES PAYABLE-OFFICERS

     During 1998 M. Keith Ives and JoEtta Hughes, officers of the Company loaned the Company funds to cover operating expenses. The notes accrue interest at a Rate of 10% per year and are payable on demand. During 1998 payments were made to the officer in the amount of $81,711 to reduce the note balances. As of December 31, 1998, there remained a balance due JoEtta Hughes of $41,752. During 1999 certain officers & shareholders of the company advanced $270,487 to the company to cover certain operating expenses. During the year at total of $191,101 was paid on these notes leaving a balance due of $121,137 at December 31, 1999.

NOTE 5 - NOTES PAYABLE                                                     1999       1998

         NationsBank, N.A
               Note dated June 17, 1998 bearing interest @ 9%, due       $ 39,613   $ 48,660
               in sixty monthly installments of $1,097, principle and
               interest through June 2, 2003.  Note is secured by
               inventory and equipment, a security agreement with
               William D. Elliott, a shareholder and by a personal
               guarantee of M. Keith Ives, an officer and major
               shareholder of the Company.  Certain personal assets of
               Mr. Ives also collateralize the note.

         Seven Brothers, LLC
               Interest @ 8.5%, due in one hundred twenty monthly        $154,305   $165,840
               installments of $1,888, principle and interest, through
               August 1, 2008.  Note is secured by land and building.

               Interest @ 45% calculated according to the actuarial            --   $ 30,000
               Method, principle and interest due December 20, 1998.

         Dr. Bedeen - Balance due on technology purchase                       --   $  9,600
         Paid during 1999.

         State Bank & Trust, N.A
               Interest @ Wall Street Prime plus 1.5%, currently               --   $102,804
               9.25%, due January 25, 1999.
               Paid with financing from Armstrong Bank.  This note
               was secured by personal stock and an annuity
               owned by M. Keith Ives.  Mr. Ives also personally
               Guaranteed the note.

         State Bank & Trust, N.A
               Interest @ Wall Street Prime plus 1.5%, currently               --   $ 20,000
               9.25%, payable monthly with principle due January
               25, 1999. The note was retired with proceeds from
               the Armstrong Bank financing.  Mr. Ives personally
               guaranteed this note.

         Local America Bank
               Interest @ 9.99%, in monthly installments of                    --   $ 20,000
               approximately $1,200 monthly through June 15, 2000,
               personally guaranteed by M. Keith Ives and secured
               by personal automobiles.  Paid during 1999.


Item 7.  Financial Statements continued:

NOTE 5 - NOTES PAYABLE (CONTINUED)                                         1999       1998

         Dr. Craft Loan Agreement
               Dr. Craft advanced Ives $160,000 under an agreement             --   $160,000
               to provide additional funding.  Dr. Craft defaulted on
               agreement and under terms of agreement $160,000 was
               retained by Ives and booked as gain on contract default.

         Armstrong Bank
               Interest @ 9.30%.  Originated July 9, 1999                $121,382         --
               Personally guaranteed by Dr. Bill Elliot (shareholder)
               and M. Keith Ives.

         Armstrong Bank
               Interest @ 8.75%.  Originated July 9, 1999.               $273,849         --
               Personally guaranteed by Dr. Bill Elliot (shareholder)
               and M. Keith Ives.

         Armstrong Bank
               Interest @ 9.50 %.  Originated June 18, 1999              $ 42,379         --
               Personally guaranteed by Dr. Bill Elliot (shareholder)
               and M. Keith Ives.

         State Bank
               Interest @ 10.12%.  Originated September 24, 1999         $ 19,755         --
               Personally guaranteed by M. Keith Ives.

         Ford Motor Credit
               Interest @ 8.90%.  Originated August 3, 1999.  Loans      $ 30,476         --
               to purchase three automobiles.  Secured
               by three 1998 Ford Taurus automobiles. Monthly
               payment equals $1075.

         TOTAL NOTES PAYABLE                                             $681,759   $556,904
                                                                         --------   --------

         Less current maturities:                                        $151,434   $272,219
                                                                         --------   --------

         Long-term Debt                                                  $530,325   $284,685
                                                                         ========   ========

     Maturities of long-term debt is as follows for the next five years:

               2000                           $ 151,434
               2001                             116,760
               2002                             122,215
               2003                             107,204
               2004                             105,682
               Thereafter                        78,464
                                              ---------
               Total                          $ 681,759
                                              ---------

Item 7. Financial Statements continued:

NOTE 6 - INCOME TAXES

     The Company has incurred net operating losses since inception and has a loss carry-forward of approximately $1,093,000 at December 31, 1999, expiring in years beginning 2014. Deferred tax assets have not been recorded for future reduction in income taxes that may result from the net operating loss carry-forward.

     The deferred tax assets and liabilities are as follows at December 31,1999:

                                               1999          1998
                                           -----------    ---------
     Net operating loss carry-forward      $ 1,092,988    $ 502,746
     Depreciation                               16,480        8,252
                                           -----------    ---------
            Total                            1,076,508      510,998
     Less valuation allowance               (1,076,508)    (510,998)
                                           -----------    ---------

     Net Deferred Tax Liability            $         0    $       0
                                           -----------    ---------


     Deferred taxes reflect a combined federal and state tax rate of approximately 40%. For financial reporting purposes, a valuation allowance equal to the deferred tax asset has been established in accordance with the provisions of FASB Statement No. 109, "Accounting for Income Taxes". The Company will continually review the adequacy of the valuation allowance and will recognize these benefits only as assessment indicates that it is more likely than not that the benefits will be realized.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     LITIGATION

     The Company is defendant in lawsuits arising from normal business activities. Management has reviewed pending litigation with legal counsel and believes that the action is without merit or that the ultimate liability, if any, resulting from it will not have a material adverse affect on the Company's earnings, cash flows or financial position.

NOTE 8 - COMMON STOCK AND ADDITIONAL PAID-IN-CAPITAL

     In February 11, 1998, the Company issued 7,000,000 shares of common stock to M. Keith Ives and 1,700,000 common shares to Maxxon, Inc., in accordance with the separation agreement between M. Keith Ives and Maxxon, Inc.. The shares were issued in a tax free exchange under the terms of the agreement.

     From April 20, 1998 through December 31, 1998 the Company sold 877,650 shares of common stock to various purchasers pursuant to Rule 504 of Regulation D and Section 4 (2) of the Securities Act of 1933. The 552,650 shares issued under the 504 offering to individual investors were sold at an average purchase price of $0.72 per share. The 305,000 restricted shares issued to employees and officers, and 20,000 restricted shares issued to Summa Laboratories for the purchase of rights to product formulas were issued at par value at an average price of $0.001 per share. The stock certificates for Summa Laboratories were prepared in 1998, but the terms of the agreement were not completed until 1999 when the Summa formula investment was recorded at a fair market value of $0.80 per share.

     From January 1, 1999 through December 31, 1999 the Company sold 400,736 shares of common stock to various purchasers pursuant to Rule 504 of Regulation D and Section 4 (2) of the Securities Act of 1933. The average purchase price was $0.72 per share which includes commissions, fees and expenses.

     During 1999 the Company issued 2,868,560 to various employees, officers and directors pursuant to Rule 504 of Regulation D and Section 4 (2) of the Securities Act of 1933. These shares were issued to employees, officers and directors for services rendered and were issued at an average price of $0.05 per share.

Item 7. Financial Statements continued:

NOTE 9 - RELATED PARTY TRANSACTIONS

     During the year ended December 31, 1998, officers loaned the Company $91,044 to cover certain operating expenses. During 1998, the Company repaid a total of $81,711. The remaining note payable-officer balance of $41,752 accrues interest at a rate of 10% per year. During 1999 certain officers & shareholders of the company advanced $270,487 to the company to cover certain operating expenses. During the year a total of $191,101 was paid on these notes leaving a balance due of $121,137 at December 31, 1999.

NOTE 10 - EARNING PER SHARE

     The following table reconciles the number of common shares outstanding as shown on the Balance Sheet with the weighted average common shares outstanding as shown on the Statement of Operations for the year ended December 31, 1999 and 1998.

                                                     1999        1998
                                                     ----        ----
     Common shares outstanding                    12,846,946   9,577,650

     Effect of using weighted average common
     And Common equivalent shares outstanding      2,700,328     543,574
                                                  ----------   ---------
     Weighted average common shares outstanding   10,146,618   9,034,076
                                                  ----------   ---------


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

     The Directors and Officers of the Registrant as of the date of this report are as follows:

     Name                        Age         Position
     ---------------------------------------------------------------------------
     M. Keith Ives               42          President and Director
     Michael Harrison            45          CEO and Director
     Perry Ives                  36          Vice-president and Director
     JoEtta Hughes               43          CFO and Director
     Tony Fauver                 44          Production and QC Mgr. And Director
     Jim Jones                   68          Director, Member
     ---------------------------------------------------------------------------

(a)  Identify directors and executive officers.

     (1) - (4) Names, ages, positions, offices, business experience.

     A) M. Keith Ives, age 42, is President, of Ives Health Company. Mr. Ives, upon graduating from college, went to work for McKesson Drug Co. as a territory sales manager where he gained expertise in sales, pharmacology, marketing, business management, and business consulting. After seven years with McKesson Drug Co. Mr. Ives decided to start his own pharmaceutical company for two primary reasons ( to specialize in natural preventive health products and to find products which would help improve the quality of life for his wife who had contracted Multiple Sclerosis). To accomplish this goal, he bought an insurance agency to gain experience in personnel management, sales management, and knowledge about the insurance industry and their role on the pharmaceutical industry. Simultaneously, he became a distributor for a direct marketing company to gain the knowledge necessary in applying direct marketing to his future pharmaceutical business. Mr. Ives then started a pharmaceutical company and has been the driving force to realizing his goals. Mr. Ives' perseverance has led this company to its present position and with proper funding, IHC will become a leader in the growing preventive health care industry.

     Item 9.  Directors,  Executive  Officers,  Promoters  and  Control  Persons
Continued:

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

     B) Michael Harrison, age 45, was hired as CEO of Ives Health Company on December 27, 1999. Mr. Harrison managed the largest oil operation in the state of Kansas from 1987-1991. Applied operation management skills which resulted in net earnings increased from 14 million dollars in 1987 to 31 million dollars in 1991. Successfully performed duties a financial consultant for the corporate financial planning and analysis department of OXY USA from 1991-1993. Co-instructor of an in-house business decision making school. Evaluated 106 oil companies for possible acquisition during 1992. Managed divestment of $5 million of company properties at auction during 1992. Acquired the world renown Hasty-Bake Barbecue Grill Company in 1993. Successfully marketed and operated company resulting in doubling of sales and significant increase in earnings. Developed marketing strategy and revitalized dealer network. Reestablished and redesigned many old products. Sold majority interest in company to minority partner in 1996. Divestiture resulted in a profit of five times the original cash investment in the company. Acquired 100% of RPC Company an industrial powder coating operation in 1996. Secured bank and SBA financing for acquisition and subsequent expansion involving buyout of competition. Tripled revenues and earnings of company in three years. Increased net value of company ten times the original investment by November 1999.

RESPONSIBILITIES - Mr. Harrison is responsible for the daily operations and administration of the company. He is the company's primary deal maker with respect to future acquisitions and financing. Mr. Harrison is also responsible for all future performance predictions of the company as well as a liaison with the SEC on corporate filing matters. Mr. Harrison works very closely with Mr. Keith Ives in the planning and future direction of the company and with respect to targeted sales efforts. Mr. Harrison has been instrumental in attaining continuing education (CE) certification status for Ives Health Company with local and national pharmacy boards. By utilizing CE certification, Ives Health Company can better inform pharmacists about the generalities of Ives products and at the same time award the pharmacists with local or national continuing education credits.

     C) JoEtta Hughes, age 43, is CFO of Ives Health Company. Ms. Hughes has comprehensive experience in accounting, the pharmaceutical industry, warehouse and personnel management and has worked for McKesson Drug Co. and a division of Cooper and Lybrand accounting firm. She graduated valedictorian from Bryan Institute in computer programming and accounting. She is currently Vice President of the local chapter of Business and Professional Woman's Federation as well as state Membership Chair. She sits on the advisory boards for Rogers University and OSU.

RESPONSIBILITIES - Ms. Hughes conducts all of the in-house financial business for IHC and works closely with IHC's CPA. While her main duties are financially related, she contributes a great deal to the day to day operations, customer service, data entry, secretarial duties, and consulting with M. Keith Ives in running the company. In order for IHC to be successful Mr. Ives felt he must have Ms. Hughes on board to draw from her expertise in the pharmaceutical and accounting fields. She has been instrumental in applying her abilities in keeping the company functioning.

     D) Perry Ives, age 36, Vice President, of Ives Health Company has 13 years experience in employee relations and day to day operations as maintenance supervisor for apartment management firms. He graduated high school in Stillwater, OK and received his Associates Degree in Computerized Accounting at Condie College in California with a 3.99 GPA. Perry is responsible for producing our television and radio commercials, and our newspaper advertisements. He is presently developing a CD ROM that will be used as an educational marketing tool. Perry's diversified abilities and his knowledge of daily operations of IHC have proven to be a valuable asset to the company.

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

     E) Tony Fauver, age 44, is the Director/Production & Quality Control and has 17 years experience in warehouse management, production, and quality control. Mr. Fauver has been employed with IHC since May of 1997. Born and raised in Edwardsville, Illinois. Tony received his training in the United States Army. His experience as a General Manager of a manufacturing company, plus his experience in sales and purchasing has made him a valuable asset to Ives Health Company, Inc. His knowledge of general management principles is synonymous with Ives Health Company's high standards for the production of our all natural products and weight management program.

     F) Jim Jones, age 68, is currently a member of Ives Health Company's Board of Directors. Mr. Jones was a successful insurance agent before his retirement in 1992. Although he considers himself retired, he still acts as Ives Health Company's independent insurance agent. Throughout his career, he has sat on the Board of Directors for banks, insurance cos., & several corps.

Item 9. (b) Identify Significant Employees

     1) Fred Oberloh, age 50, is National Sales Manager at IHC. Mr. Oberloh has been in the pharmaceutical industry for over 20 years as a Regional Sales Manager with Pittman Moore Drug Company. Fred has been another welcomed addition to our management team and started with IHC in January, 1999. His strengths are a work ethic, which is beyond reproach and his attention to detail.

RESPONSIBILITIES - Managing local, regional and national chain accounts at both the Corporate and Pharmacy levels. Overseeing the sales and service function for three Sales Representatives, creating, initiating and implementing sales promotions & bonus buys while informing IHC accounts on these promotions.

(c)  Family Relationships.

     M. Keith Ives, President, JoEtta Hughes, CFO and Perry Ives, Vice President are siblings.

Item 10. Executive Compensation.

                           SUMMARY COMPENSATION TABLE
                              As of Dec., 31, 1999


Executive/                      Annual       Stock
Position              Year      Salary       Bonus
--------------------------------------------------------------------------------
M. Keith Ives,        2000     $72,000      To be determined by
President                                   performance of Co.
--------------------------------------------------------------------------------
Michael Harrison,     2000     $70,000      To be determined by
CEO                                         performance of Co.
--------------------------------------------------------------------------------
JoEtta Hughes,        2000     $60,000      To be determined by
CFO                                         performance of Co.
--------------------------------------------------------------------------------
Perry Ives,           2000     $36,000      To be determined by
Vice President                              performance of Co.
--------------------------------------------------------------------------------

     (In addition to the above, executives of the Company receive insurance benefits.)

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The  following  shareholders  own of record  more  than 5% and/or  includes
security  ownership  of  management   personnel  as  of  December  31,  1999  of
12,846,946:

Title of Class   Name and Address of Beneficial Owner            Amount and Nature
                                                                 Of Beneficial Owner  % of Class
------------------------------------------------------------------------------------------------
                                                                 As of December 31,
                                                                        1999
------------------------------------------------------------------------------------------------
Common           M. Keith Ives, Officer/Director                     8,439,260           65.7%
                 22972 Woodridge Dr., Claremore, OK 74017
------------------------------------------------------------------------------------------------
Common           Maxxon, Inc., Beneficial Owner                      1,700,000           13.2%
                 8908 S. Yale Ave, Ste 409, Tulsa, OK 74137
------------------------------------------------------------------------------------------------
Common           Bill Elliott, Beneficial Owner                        150,187            1.2%
                 Route 1, Box 156, Tahlequah, OK 7446
------------------------------------------------------------------------------------------------
Common           Pat Storms, Beneficial Owner                          349,975            2.7%
                 15849 Sheffield Rd., Siloam Springs, AR 72761
------------------------------------------------------------------------------------------------
Common           JoEtta Hughes, Officer/Director                       549,984            4.3%
                 Claremore, OK 74017
------------------------------------------------------------------------------------------------
Common           Perry Ives, Officer/Director                          329,800            2.6%
                 316-A S. Choctaw, Claremore, OK 74017
------------------------------------------------------------------------------------------------
Common           Tony Fauver/Director                                   80,000            0.6%
                 Claremore, OK 74017
------------------------------------------------------------------------------------------------
Common           Jim Jones, Director                                     2,000             N/A
                 6937 E  97th St. South, Tulsa, OK 74133
------------------------------------------------------------------------------------------------
Common           All Officers and Directors as a group (4 persons)   9,401,044           73.2%
------------------------------------------------------------------------------------------------

     Note: Maxxon is a company with over 12,000,000 shares of common stock issued and outstanding at December 31, 1999. Ives does not know who the principal shareholders are. Mr. Gifford Mabee is the President, but Ives does not know who other officers are. Maxxon filed a form 10-SB on December 22, 1999. Information regarding Maxxon can be found from that filing.

Item 12. Certain Relationships and Related Transactions:


                  Through December 31, 1999, the Company has had various relationships which resulted in shares of stock being issued for consulting or services rendered.

Title of Class   Name of Beneficial Owner                             Nature of Beneficial      Amount of Beneficial
                                                                      Ownership                 Ownership
--------------------------------------------------------------------------------------------------------------------
Common           ICMS, Inc. Bill Shepard, President                   Consulting                     2,500
                 2761 E. Skelly Drive, # 700, Tulsa, OK 74105
--------------------------------------------------------------------------------------------------------------------
Common           Joyce Bliss                                          Legal                          2,000
                 800 W Downing , Tahlequah, OK 74464
--------------------------------------------------------------------------------------------------------------------
Common           Bill Elliott                                         Financial Consulting         127,366
                 Route 1, Box 156, Tahlequah, OK 74464
--------------------------------------------------------------------------------------------------------------------
Common           Russell Barber                                       Legal                          1,322
                 P O Box 518, Poteau, OK 74953
--------------------------------------------------------------------------------------------------------------------
Common           S.B. Stock USA, Inc. Elliott Pierson, Preside        T.V. Commercial                4,375
                 5050 N. 8th St., Suite 12, Phoenix, AZ 85014         Compensation
--------------------------------------------------------------------------------------------------------------------
Common           Nasri Barakat                                        Sales Consulting               7,000
                 106 Summit Road, Tahlequah, OK 74464
--------------------------------------------------------------------------------------------------------------------
Common           Mark Hubbard                                         Financial Consulting          50,000
                 708 Maria, Springdale, AR 72762
--------------------------------------------------------------------------------------------------------------------
Common           Pat Storms                                           Sales / Marketing             48,000
                 15849 Sheffield RD., Siloam Springs, AR 72761
--------------------------------------------------------------------------------------------------------------------
Common           William O. Scaife                                    Sales / Marketing             27,000
                 10426 Innisbrook Dr. , Jacksonville, FL 32222
--------------------------------------------------------------------------------------------------------------------
Common           Wallace W. Hayes                                     Sales / Marketing              7,000
                 10426 Innisbrook Dr., Jacksonville FL 32222
--------------------------------------------------------------------------------------------------------------------

Additional Related Party Transactions are as follows:

     During 1998 M. Keith Ives and JoEtta Hughes, officers of the Company loaned the Company funds to cover certain operating expenses. The notes accrue interest at a rate of 10% per year and are payable on demand. During 1998 payments were made to the officers in the amount of $81,711 to reduce the note balances. As of December 31, 1998, there remained a balance due to JoEtta Hughes of $41,752. During 1999 certain officers and shareholders of the company advanced $270,487 to the company to cover operating expenses. During 1999 a total of $191,101 was paid on these notes leaving a balance of $121,137 at December 31, 1999.

Item 13. Exhibits and Reports on Form 8-K:

     None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   IVES HEALTH COMPANY, INC.

Date: March 29, 2000               /s/ Michael Harrison
                                   --------------------
                                   By: Michael Harrison, Chief Executive Officer

                                POWER OF ATTORNEY

     KNOWN ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Michael Harrison and/or M. Keith Ives, his true and lawful attorneys-in-fact and agents, to sign any or all amendments to this Report on Form 10-SB, and to file the same with all exhibits thereto and other and documents in connection therewith, with the Securities and Exchange Commission, granting unto the attorney-in-fact agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person hereby ratifying and confirming that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Exchange Act of 1934, this Report on Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                    Capacity                             Date
--------------------------------------------------------------------------------

/s/ M. KEITH IVES            President and Director               March 29, 2000
------------------------
M. Keith Ives

/s/ MICHAEL HARRISON         CEO and Director                     March 29, 2000
------------------------
Michael Harrison

/s/ PERRY IVES               Vice-President and Director          March 29, 2000
------------------------
Perry Ives

/s/ JOETTA HUGHES            Secretary, Treasurer and Director    March 29, 2000
------------------------
JoEtta Hughes

/s/ TONY FAUVER              Prod. & QC Mgr. and Directo          March 29, 2000
------------------------
Tony Fauver

/s/ JIM JONES                Director                             March 29, 2000
------------------------
Jim Jones