Form 10QSB
period 2000-03-31
IVES HEALTH CO INC
filed 2000-05-16
CIK 1098844

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                         Commission file number 0-28227

                            IVES HEALTH COMPANY, INC.
             (Exact name of Registrant as specified in its charter)

            Oklahoma                                     73-1430235
    (State of Incorporation)                         (I.R.S. Employer
                                                    Identification No.)

                              817 North J.M. Davis
                            Claremore, Oklahoma 74017
                    (Address of Principal Executive Offices)

                                 (918) 283-1226
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes ( X ) No (__)

           As of March 31, 2000 there were 12,856,946 shares of common stock, $0.001 par value per share, outstanding.

                         PART 1 - Financial Information

ITEM 1. FINANCIAL STATEMENTS

                            IVES HEALTH COMPANY, INC.
                                 BALANCE SHEETS
                             FOR THE PERIODS ENDING
                      MARCH 31, 2000 AND DECEMBER 31, 1999

                                     ASSETS

                                                     March 31         Dec. 31
                                                       2000            1999
                                                   ------------    ------------
Current Assets
   Cash                                            $      3,609    $      3,165
   Accounts Receivable                                       15          78,704
      Less Allowance For Doubtful Accounts                   --         (10,000)
   Inventories                                          235,280         153,970
   Prepaid expenses                                      46,240         110,952
   Loans to officers                                         --           5,000
                                                   ------------    ------------

            Total Current Assets                        285,144         341,791
                                                   ------------    ------------
Property and Equipment
   Property, Plant & Equipment                          500,604         491,180
   Less Accumulated Depreciation                         62,097          62,097
                                                   ------------    ------------

            Net Property and Equipment                  438,507         429,083
                                                   ------------    ------------
Other Assets
   Goodwill-net                                         284,700         284,700
   Deposits                                                 600             600
   Marketing design program-net                          13,849          13,849
   Investments                                           39,825          39,825
                                                   ------------    ------------

            Total Other Assets                          338,974         338,974
                                                   ------------    ------------

TOTAL ASSETS                                       $  1,062,625    $  1,109,848
                                                   ------------    ------------

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts Payable                                $    195,681    $    252,847
   Payroll & sales taxes payable                         35,344          22,924
   Accrued Expenses                                      30,970          11,283

                                                    March 31         Dec. 31
                                                      2000             1999
                                                  ------------     ------------

   Note payable to officer                              72,480          121,137
   Current Portion of Long Term Debt                   129,139          151,434
                                                  ------------     ------------

            Current Liabilities                        463,614          559,625
                                                  ------------     ------------
Long-Term Liabilities
   Notes Payable                                       763,971          681,758
   Less current portion long-term debt                (129,139)        (151,434)
                                                  ------------     ------------

            Total Long-term Liabilities                634,832          530,324
                                                  ------------     ------------

            Total Liabilities                        1,098,446        1,089,949
                                                  ------------     ------------
Shareholders' Equity
   Common Stock (Par $.001)                             12,857           12,847
      12,856,946 and 12,846,946 outstanding
      at March 31, 2000 and Dec. 31, 1999
      respectively
      Additional Paid in Capital                     1,107,030        1,100,040
      Retained Earnings                             (1,092,988)        (502,746)
      Net Income (Loss)                                (62,720)        (590,242)
                                                  ------------     ------------

            Total Shareholder's Equity                 (35,821)          19,899
                                                  ------------     ------------

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY          $  1,062,625     $  1,109,848
                                                  ------------     ------------

(The accompanying notes are an integral part of these Financial Statements)

                             IVES HEALTH COMPANY, INC
                              STATEMENT OF OPERATIONS
                                  FOR THE PERIODS
                        JANUARY 1 - MARCH 31, 2000 AND 1999

                                                 Jan - Mar '00     Jan - Mar '99
REVENUES

      SALES                                       $  262,134        $   72,422

      COST OF SALES                                   87,227            43,937

           TOTAL GROSS PROFIT                     $  174,906        $   28,485

OPERATING EXPENSE

      SELLING EXPENSE                             $   78,490        $   50,283

      GENERAL & ADMINISTRATIVE                       142,406           101,408

      INTEREST & FACTORING                            16,730            12,467

          TOTAL OPERATING EXPENSE                 $  237,626        $  164,158

NET OPERATING INCOME (LOSS)                       ($  62,720)       ($ 135,673)

NET INCOME (LOSS) BEFORE TAX                      ($  62,720)       ($ 135,673)


(The accompanying notes are an integral part of these Financial Statements)

                            IVES HEALTH COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
           FOR THE PERIODS ENDING MARCH 31, 2000 AND DECEMBER 31, 1999

                                                        March 31       Dec. 31
                                                          2000           1999

   Net Cash Provided (Used) by Operating Activities       119,358      (456,134)
                                                       ----------    ----------


   Net Cash Provided (Used) by Investing Activities      (777,480)      (36,876)
                                                       ----------    ----------


   Net Cash Provided (Used) by Financing Activities       661,731       471,388
                                                       ----------    ----------

NET INCREASE (DECREASE) IN CASH                             3,609       (21,622)

CASH AT BEGINNING OF PERIOD                                 3,165        24,787

CASH AT END OF PERIOD                                  $    6,744    $    3,165
                                                       ==========    ==========

(The accompanying notes are an integral part of these Financial Statements)

                            Ives Health Company, Inc.
                          Notes to Financial Statements
            January 1- March 31, 2000 and 1999, and December 31, 1999

     NOTE 1 - SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
     This summary of significant accounting policies of Ives Health Company, Inc. (the "Company") is presented to assist in understanding the Company's financial Statements. The financial statements and notes are representations of the Company's management which is responsible for the integrity and objectivity thereof. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the presentation of the financial statements.

     ORGANIZATION
     The Company was incorparated on February 12,1998 pursuant to an agreement between Maxxon, Inc. and M. Keith Ives, entered into and made effective December 31, 1997. SEVI, (a wholly owned subsidiary of Maxxon, Inc.) and Maxxon agreed to separate. The separation was accomplished by, a non-pro-rata split-off of non-monetary assets in accordance with Issue 96-4 of the Emerging Issues Task Force, a recapitalization and the issuance of 7,000,000 shares of The Company common stock to M. Keith Ives, and 1,700,000 shares of The Company common shares to Maxxon, Inc. The Company began operations January 1, 1998 and was incorporated in Oklahoma on February 12, 1998.

     The Company is engaged in developing and marketing innovative, safe, high quality natural non-prescription medicines and nutritional supplements. The Company's products, which are guaranteed for potency and purity, include natural medicines, herbal formulas, vitamins, minerals and homeopathic medicines. The Company wholesales their products to national, regional and local pharmacies.

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

     Segment Information
     -------------------
     Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the years ended December 31, 1999 and 1998, and in the first quarter of 2000, the Company operated in the single business segment engaged in developing and marketing selected healthcare products.

     New Accounting Standards
     ------------------------
     During 1998 The Company adopted SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information"Therefore, net loss equals comprehensive income. The Company had no comprehensive income items during 1999 and 1998. The Company operates in only one business segment. The Company adopted SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities" during 1999. As of March 31, 2000, the Company did not engage in hedging activities or other transactions involving derivatives.

     REVENUE RECOGNITION
     Revenue is recognized monthly based upon the terms of the sale. The Company issues credit to customers on a discount basis of 2% if paid within ten days of the invoice or the full balance due within thirty days of the invoice. Management uses the allowance method of recognizing bad debts. A provision for doubtful accounts was required at December 31, 1999, for a doubtful account of $10,000.

     NOTE 2 -  PROPERTY AND EQUIPMENT
     The following is a summary of the major classes of property and equipment:

                                             ESTIMATED
                                            USEFUL LIFE      1999
                                            -----------      ----

              Building                        30 years    $  249,347
              Building Improvements           30 years       100,400
              Land                                 -          20,000
              Equipment                      5-7 years        68,387
              Furniture                      5-7 years        11,075
              Master Dies                      5 years         4,355
              Vehicles                         3 years        37,616
                                             -----------------------
                                                             491,180
              Accumulated Depreciation                        62,097
                                                          ----------
              Property and equipment (net)                $  429,083
                                                          ----------

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

     INVESTMENT IN LICENSING AND OPTION TO PURCHASE AGREEMENTS
     ---------------------------------------------------------
     On August 24, 1998, the Company entered into a License Agreement with Dr. Robert Bedeen for the rights to certain technology known as (1) the T-Factor Immune System Optimizer and (2) The Burn Treatment Therapy. The rights to the technology were acquired for future development of the technology for the consumer market. These products achieved technological feasibility as of the

------------------
licensing date and have future uses in research and development and other aspects of Ives' business. Dr. Bedeen conducted an 18 month study in Jakarta, Indonesia, in which 186 AIDS patients were given the T-Factor medicine and their T-cell count increased favorably from 3 to 22 points with an average increase in T-cell count of 11 points per month. Studies performed on the burn creme showed it to be very effective in clinical trials. The products have already been developed for the consumer market by Dr. Bedeen and are expected to become two of Ives' primary products as soon as funds are available for inventory build up and marketing. The rights to the license, which included a royalty provision to Dr. Bedeen extends through August 24, 2049, were acquired for approximately $25,000. The cost related to the license and rights were capitalized and is being amortized over five years.

     On July 30, 1999, the Company purchased for $10,000 and expensed the cost of the royalty provision that was required under the License Agreement. The purchase eliminated any future royalty obligations to the previous owner of the technology.

     In January 1998, Ives Health Company paid $10,000 for the option to purchase VEGI-Snack Foods, Inc., in which Ives had the exclusive right to sell VEGI BEARS and related products and retained the right to purchase VEGI-Snack Foods, Inc. until the end of 1999. The option to purchase VEGI-Snack Foods expired at the end of 1999 and the $10,000 investment made to secure this purchase option was written off during 1999.

          Investments                         1999         1998
          -----------

          Veggie Snack Foods                $     --     $ 10,000
          Quantum License                     34,602       24,602
          Summa Formulas                      16,000           --
                                            ---------------------

                Total Investments           $ 50,602     $ 34,602

                Accumulated Amortization     (10,777)        (547)
                                            ---------------------
                                            $ 39,825     $ 34,055

     NOTE 4 - NOTES PAYABLE-OFFICERS

     During 1998 M. Keith Ives and JoEtta Hughes, officers of the Company loaned the Company funds to cover operating expenses. The notes accrue interest at a rate of 10% per year and are payable on demand. During 1998 payments were made to the officer in the amount of $81,711 to reduce the note balances. As of December 31, 1998, there remained a balance due JoEtta Hughes of $41,752. During 1999 certain officers and shareholders of the Company advanced $270,487 to the Company to cover certain operating expenses. During the year a total of $191,101 was paid on these notes, leaving a balance due of $121,137 at December 31, 1999.

     NOTE 5 - NOTES PAYABLE                                               1999

     NationsBank, N.A
          Interest @ 9%, This Note originated June 17, 1998             $ 39,613
          due in sixty monthly installments of $1,097, principal and interest through June 2, 2003. This Note is secured by inventory and equipment, a security agreement with William
          D. Elliott a shareholder and by a personal guarantee of M
          Keith Ives, an officer and major shareholder of the Company
          Certain personal assets of Mr. Ives also collateralize this Note.

     Seven Brothers, LLC
          Interest @ 8.5%, due in one hundred twenty monthly            $154,305
          installments of $1,888, principle and interest, through August 1, 2008. This Note is secured by land and building.

     Armstrong Bank
          Interest @ 9.30%.  This Note originated July 9, 1999          $121,382
          And is personally guaranteed by Dr. Bill Elliot (shareholder) and M. Keith Ives.

     Armstrong Bank
          Interest @ 8.75%.  This Note originated July 9, 1999          $273,849
          And is personally guaranteed by Dr. Bill Elliot (shareholder) and M. Keith Ives.

     Armstrong Bank
          Interest @ 9.50 %.  This Note originated June 18, 1999        $ 42,379
          And is personally guaranteed by Dr. Bill Elliot (shareholder) and M. Keith Ives.

     State Bank
          Interest @ 10.12%.  This Note originated September 24, 1999   $ 19,755
          And is personally guaranteed by M. Keith Ives.

     Ford Motor Credit
          Interest @ 8.90%.  This Note originated August 3, 1999, as    $ 30,476
          to purchase three automobiles.  This Note is secured by three
          1998 Ford Taurus automobiles and bears a monthly payment equaling $1075.

     TOTAL NOTES PAYABLE                                                $681,759
                                                                        --------
     Less current maturities:                                           $151,434
                                                                        --------

     Long-term Debt                                                     $530,325
                                                                        ========

     Maturities of long-term debt are as follows for the next five years:

          2000                                $ 151,434
          2001                                  116,760
          2002                                  122,215
          2003                                  107,204
          2004                                  105,682
          Thereafter                             78,464
                                              ---------
          Total                               $ 681,759
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

     The deferred tax assets and liabilities are as follows at December 31,1999:

                                                1999
                                            -----------
          Net operating loss carry-for      $ 1,092,988
          Depreciation                           16,480
                                            -----------
              Total                           1,076,508
          Less valuation allowance           (1,076,508)
                                            -----------

          Net Deferred Tax Liability        $         0
                                            -----------

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

     NOTE 7 - COMMITMENTS AND CONTINGENCIES

     Not applicable.

     NOTE 8 - COMMON STOCK AND ADDITIONAL PAID-IN-CAPITAL

     In February 12, 1998, the Company issued 7,000,000 shares of common stock to M. Keith Ives and 1,700,000 common shares to Maxxon, Inc., in accordance with the separation agreement between M. Keith Ives and Maxxon, Inc. The shares were issued in a tax free exchange under the terms of the agreement.

     From April 20, 1998 through December 31, 1998 the Company sold 877,650 shares of common stock to various purchasers pursuant to Rule 504 of Regulation D and Section 4 (2) of the Securities Act of 1933. The 552,650 shares issued under the 504 offering to individual investors were sold at an average purchase price of $0.72 per share. The 305,000 restricted shares issued to employees and officers, and 20,000 restricted shares issued to Summa Laboratories for the purchase of rights to product formulas were issued at par value of $0.001 per share, which was the fair market value at the time of sale. The stock certificates for Summa Laboratories were prepared in 1998, but the terms of the agreement were not completed until 1999 when the Summa formula investment was recorded at a fair market value of $0.80 per share.

     From January 1, 1999 through December 31, 1999 the Company sold 400,736 shares of common stock to various purchasers pursuant to Rule 504 of Regulation D and Section 4 (2) of the Securities Act of 1933. The average purchase price was $0.72 per share which includes commissions and expenses.

     During 1999 the Company issued 2,868,560 to various employees, officers and directors pursuant to Rule 504 of Regulation D and Section 4 (2) of the Securities Act of 1933. These shares were issued for services rendered and were issued at an average price of $0.05 per share which was the fair market value at the time of sale.

     During the first quarter of 2000 a total of 10,000 shares of Ives Common stock was sold to one investor for a price of $.70 per share pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933.

ITEM 2.
Ives Health Company, Inc.
Management's Discussion And Analysis of Financial Condition
And Result's of Operations

During the first quarter of the year ending March 31, 2000, the Company posted significant sales increases over the same period in 1999. The net sales for the three months ending March 31, 2000, increased by $189,712 or 362% as compared to sales of $72,422 for the three months ending March 31, 1999. This increase in revenues was primarily due to a significant increase in business with Albertsons Pharmacies which attributed to $225,962 or 86% of the sales. Earnings for the quarter ending March 31, 2000 were also significantly better as compared to the same period in 1999. For the quarter ending March 31, 2000 gross profit was $174,906 increasing from $28,485 the same quarter in 1999 a 614% increase.

Cost of sales improved dramatically during the quarter ending March 31, 2000 to 33.2% of sales as compared to the same period for 1999 which was 60.7% of sales. Operating expense ratios as compared to sales were also better for the quarter ending March 31, 2000 as compared to the same period in 1999. For the three month period ending March 31, 2000, total operating expenses divided by sales yields a ratio of 90.7% and for the same period in 1999 the ratio was 226.7%. This ratio is expected to continue to drop as the Company continues to increase sales.

During the quarter ending March 31, 2000 the Company hired two additional sales representatives. These additional employees were necessary to service the growing number of large chain pharmacy customers, such as, Albertsons stores, Winn Dixie, Dillon's and others. The Company is planning to continue to concentrate sales efforts in the large chain pharmacy arena. Targeted Companies are Kroger's, Additional Albertson's (2000 possible targets), Randall's, Homeland, and several smaller chains.

Through the refocus on large chain pharmacy sales the Company expects to post record sales and earnings for the year. In addition, the Company expects to expand into the direct marketing sector with private label products, open a doctor and hospital direct division, open a chiropractic division, open an international division, and sell products through health food stores.

The year 2000 expansion will be funded through the sale of Ives Common Stock and a $750,000 loan which the Company expects to secure during 2000. These funds will be used to purchase additional inventory and hire two additional sales representatives which will be necessary to pursue large chain pharmacy sales on a much larger scale.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  IVES HEALTH COMPANY, INC.

Date May 12, 2000                                 By /s/ Michael Harrison
                                                  Michael Harrison, CEO