Form 10QSB
period 2000-06-30
IVES HEALTH CO INC
filed 2000-08-18
CIK 1098844

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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

                                Yes ( X ) No (__)

        As of June 30, 2000 there were 15,752,650 shares of common stock,
                    $0.001 par value per share, outstanding.

                         PART 1 - Financial Information

ITEM 1. FINANCIAL STATEMENTS

                            IVES HEALTH COMPANY, INC.
                                 BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                                     ASSETS

                                                       June 30        Dec. 31
                                                         2000           1999
                                                     -----------    -----------
Current Assets
   Cash                                              $    12,486    $     3,165
   Accounts Receivable                                    18,955         78,704
      Less Allowance For Doubtful Accounts                    --        (10,000)
   Inventories                                           207,868        153,970
   Prepaid expenses                                      117,597        110,952
   Loans to Subsidiaries or Officers                     189,071          5,000
                                                     -----------    -----------

                        Total Current Assets             545,976        341,791
                                                     -----------    -----------

Property and Equipment
   Property, Plant & Equipment                           502,036        491,180
   Less Accumulated Depreciation                         (62,097)       (62,097)
                                                     -----------    -----------

                        Net Property and Equipment       439,939        429,083
                                                     -----------    -----------
Other Assets
   Goodwill-net                                          284,700        284,700
   Deposits                                                  600            600
   Marketing design program-net                           13,849         13,849
   IFC Assets                                            560,500             --
   Investments - Ives Formulation & other                275,108         39,825
                                                     -----------    -----------

                        Total Other Assets             1,134,757        338,974
                                                     -----------    -----------

TOTAL ASSETS                                         $ 2,120,672    $ 1,109,848
                                                     -----------    -----------

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                                  $   115,930    $   252,847
   Payroll & sales taxes payable                          60,934         22,924
   Accrued Expenses                                       11,282         11,283
   IFC Current Liabilities                                26,166             --

                                                            JUNE 30         DEC. 31
                                                              2000            1999
                                                          -----------     -----------


   Note payable to Officers                                   140,369         121,137
            Factoring Advance                                  28,552              --
            Current Portion of Long Term Debt                 129,139         151,434
                                                          -----------     -----------

                        Current Liabilities                   512,372         559,625
                                                          -----------     -----------

Long-Term Liabilities
   Notes Payable                                            1,001,991         681,758
   IFC Long Term Liabilities                                  631,538              --
   Less current portion long-term debt                       (129,139)       (151,434)
                                                          -----------     -----------

                        Total Long-term Liabilities         1,504,390         530,324
                                                          -----------     -----------

                        Total Liabilities                   2,016,762       1,089,949
                                                          -----------     -----------
Shareholders' Equity
   Common Stock (Par $.001)                                    15,753          12,847
          15,752,650 and 12,846,946 outstanding at
          June 30, 2000 and Dec. 31, 1999 respectively
          Additional Paid in Capital                        1,861,875       1,100,040
          Retained Earnings                                (1,092,988)       (502,746)
          Net Income (Loss)                                  (680,730)       (590,242)
                                                          -----------     -----------

                        Total Shareholder's Equity            103,910          19,899
                                                          -----------     -----------

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY                  $ 2,120,672     $ 1,109,848
                                                          -----------     -----------

(The accompanying notes are an integral part of these Financial Statements)

                            IVES HEALTH COMPANY, INC
                             STATEMENT OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
             AND FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                        APRIL 1 - JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                SIX MONTHS ENDED           THREE MONTHS ENDED
                             JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,
                               2000          1999          2000          1999
                            ---------     ---------     ---------     ---------

REVENUES

   SALES                    $ 447,918     $ 226,490     $ 185,785     $ 154,068

   COST OF SALES              173,836       102,619        86,609        58,682

TOTAL GROSS PROFIT          $ 274,082     $ 123,871     $  99,176     $  95,386

OPERATING EXPENSE

   SELLING EXPENSE          $ 211,948     $  28,274     $ 133,458     ($ 22,009)

   GENERAL & ADMINIS          481,341       166,183       338,935        64,775

   INTEREST& FACTORING        104,606        19,270        87,876         6,803

   IFC EXPENSES               101,843            --       101,843            --

TOTAL OPERATING             $ 899,738     $ 213,727     $ 662,112     $  49,569
EXPENSE

NET OPERATING               ($625,656)    ($ 89,856)    ($562,936)    $  45,817
INCOME (LOSS)

NET INCOME                  ($625,656)      (89,856)    ($562,936)    $  45,187
(LOSS) BEFORE TAX

(The accompanying notes are an integral part of these Financial Statements)

                            IVES HEALTH COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
     FOR THE PERIODS ENDING JUNE 30, 2000, MAR. 31, 2000, AND DEC. 31, 2000
                                   (UNAUDITED)

                                         June 30       March 31        Dec. 31
                                          2000           2000           2000
                                      -----------    -----------    -----------


   Net Cash Provided (Used)              (654,189)       119,358       (456,134)
   By Operating Activities            -----------    -----------    -----------


   Net Cash Provided (Used)              (797,702)      (777,480)       (36,876)
   By Investing Activities            -----------    -----------    -----------

   Net Cash Provided (Used)             1,460,791        661,731        471,388
   By Financing Activities            -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH             8,900          3,609        (21,622)

CASH AT BEGINNING OF PERIOD                 6,744          3,165         24,787

CASH AT END OF PERIOD                 $    15,644    $     6,744    $     3,165
                                      ===========    ===========    ===========

(The accompanying notes are an integral part of these Financial Statements)

                            Ives Health Company, Inc.
                          Notes to Financial Statements
Three Months and Six Months Ended June 30, 2000 and 1999, and December 31, 1999

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

     ORGANIZATION
     The Company was incorporated on February 12,1998 pursuant to an agreement between Maxxon, Inc. and M. Keith Ives, entered into and made effective December 31, 1997. SEVI, (a wholly owned subsidiary of Maxxon, Inc.) and Maxxon agreed to separate. The separation was accomplished by, a non-pro-rata split-off of non-monetary assets in accordance with Issue 96-4 of the Emerging Issues Task Force, a recapitalization and the issuance of 7,000,000 shares of The Company common stock to M. Keith Ives, and 1,700,000 shares of The Company common shares to Maxxon, Inc. The Company began operations January 1, 1998 and was incorporated in Oklahoma on February 12, 1998.

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

     New Accounting Standards
     ------------------------
     During 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Therefore, net loss equals comprehensive income. The Company had no comprehensive income items during 1999 and 1998. The Company operates in only one business segment. The Company adopted SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities" during 1999. As of June 30, 2000, the Company did not engage in hedging activities or other transactions involving derivatives.

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

     NOTE 2 - PROPERTY AND EQUIPMENT
     The following is a summary of the major classes of property and equipment:

                                               ESTIMATED
                                               USEFUL LIFE        1999

     Building                                  30 years       $  249,347
     Building Improvements                     30 years          100,400
     Land                                          -              20,000
     Equipment                                 5-7 years          68,387
     Furniture                                 5-7 years          11,075
     Master Dies                               5 years             4,355
     Vehicles                                  3 years            37,616
                                               -------------------------
                                                                 491,180
     Accumulated Depreciation                                     62,097
                                                              ----------
     Property and equipment (net)                             $  429,083
                                                              ----------

     NOTE 3 - OTHER ASSETS

     GOODWILL
     Effective December 31, 1997 M. Keith Ives exchanged 275,360 shares of Maxxon Inc. common shares valued at $1.01 per share (using the average of the last five trading days in 1997) for 7,000,000 common shares of the Company's stock. Maxxon retained 1,700,000 shares of the newly formed Ives Health Company, Inc. After the issuance of the 8,700,000 common shares, M. Keith Ives owned 80.5% of the outstanding shares and Maxxon owned 19.5% of the outstanding shares. The exchange was accounted for as a purchase using the fair market value of the Maxxon common stock as consideration for 80.5% of the newly formed company. The transaction was a non-pro-rata split-off of certain non-monetary assets, whereby Maxxon exchanged assets for a non-controlling interest in a new entity. The transaction was recorded in accordance with the Emerging Issues Task Force Issues # 96-4 and #89-7. Goodwill in the amount of $328,500 was recorded with a resulting credit to Paid-in Capital. The Goodwill is being amortized over its estimated useful life of fifteen years.

     The Company owns certain assets presently located in San Diego, California, which are part of the April 30,2000, acquisition of assets of a formulation company which are now operated under the name of Ives Formulation Company, Inc., a wholly owned subsidiary of the Company. These assets have a net value in excess of $502,000.

     INVESTMENT IN LICENSING AND OPTION TO PURCHASE AND PURCHASE AGREEMENTS
     ----------------------------------------------------------------------
     On August 24, 1998, the Company entered into a License Agreement with Dr. Robert Bedeen for the rights to certain technology known as (1) the T-Factor Immune System Optimizer and (2) the Burn Treatment Therapy. The rights to the technology were acquired for future development of the technology for the consumer market. These products achieved technological feasibility as of the licensing date and have future uses in research and development and other aspects of Ives' business. Dr. Bedeen conducted an 18 month study in Jakarta, Indonesia, in which 186 AIDS patients were given the T-Factor medicine and their T-cell count increased favorably from 3 to 22 points with an average increase in T-cell count of 11 points per month. Studies performed on the burn creme showed it to be very effective in clinical trials. The products have already been developed for the consumer market by Dr. Bedeen and are expected to become two of Ives' primary products as soon as funds are available for inventory build up and marketing. The rights to the license, which included a royalty provision to Dr. Bedeen extends through August 24, 2049, were acquired for approximately $25,000. The cost related to the license and rights were capitalized and is being amortized over five years.

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

     In April 2000, Ives Formulation Company, Inc., a wholly owned subsidiary of Ives Health Company Inc., acquired the assets of International Formulation and Manufacturing Inc., of San Diego, CA., a pharmaceutical formulation facility and the primary vendor of the company. The acquired assets were as follows: manufacturing equipment, office and lab equipment, inventory and intellectual property. As of June 30, 2000, a total of $235,283 was booked as investment in that transaction. A more detailed discussion of this acquisition is included in part 4 of this report.

          Investments                      2000       1999        1998
                                         --------   --------    --------
          Veggie Snack Foods             $     --   $     --    $ 10,000
          Quantum License                      --     34,602      24,602
          Summa Formulas                       --     16,000          --
          Ives Formulation               $235,283         --          --
          ----------------               -------------------------------

             Total Investments           $235,283   $ 50,602    $ 34,602

              Accumulated Amortization   $      0    (10,777)       (547)
                                         -------------------------------
                                         $235,283   $ 39,825    $ 34,055

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

NOTE 5 - NOTES PAYABLE                                                         JUNE 30, 2000
     NationsBank, N.A.
          Interest @ 9%. This Note originated June 17, 1998                     $   36,391
          due in sixty monthly installments of $1,097, principal and interest through June 2, 2003.  This Note is secured by inventory and equipment, a security agreement with William D. Elliott a shareholder and by a personal guarantee of M. Keith Ives, an officer and major shareholder of the Company.  Certain
          personal assets of Mr. Ives also collateralize this Note.

     Seven Brothers, LLC
           Interest @ 8.5%, due in one hundred twenty monthly                   $  149,161
           installments of $1,888, principal and interest, through
           August 1, 2008. This Note is secured by land and building.

     Armstrong Bank
          Interest @ 9.30%.  This Note originated July 9, 1999.                 $  113,821
          And is personally guaranteed by William Elliot
          (shareholder) and M. Keith Ives.

     Armstrong Bank
          Interest @ 8.75%.  This Note originated July 9, 1999.                 $  257,807
          And is personally guaranteed by William Elliot (shareholder)
          and M. Keith Ives.

     Armstrong Bank
          Interest @ 9.50 %.  This Note originated June 18, 1999.               $   27,374
          And is personally guaranteed by William Elliot (shareholder)
          and M. Keith Ives.

     State Bank
         Interest @ 10.12%.  This Note originated September 24, 1999            $   16,554
         And is personally guaranteed by M. Keith Ives.


     Ford Motor Credit
         Interest @ 8.90%.  This Note originated August 3, 1999, as             $   25,882
         to purchase three automobiles.  This Note is secured
         by three 1998 Ford  Taurus  automobiles  and bears a
         monthly payment equaling $1075.

     Loan From a Shareholder (Storms)                                           $  335,000
     Interest @ 10% annually.  This note is due on demand.

     Loan From a Shareholder ( Elliot)                                          $   40,000
     Interest @ 10% annually.  This note is due on demand.

     TOTAL NOTES PAYABLE                                                        $1,001,991
                                                                                ----------
     Less current maturities:                                                   $ (129,139)
                                                                                ----------

     Long-term Debt                                                             $  872,852
                                                                                ==========

     Maturities of long-term debt are as follows for the next five years:

          2000                              $ 151,434
          2001                                116,760
          2002                                122,215
          2003                                107,204
          2004                                105,682
          Thereafter                           78,464
                                            ---------
          Total                             $ 681,759
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

     The deferred tax assets and liabilities are as follows at December 31,1999:

                                                                 1999
                                                              ----------
          Net operating loss carry-forward                    $1,092,988
          Depreciation                                            16,480
                                                              ----------

              Total                                            1,076,508
          Less valuation allowance                            (1,076,508)
                                                              ----------

          Net Deferred Tax Liability                          $        0
                                                              ----------

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

     NOTE 7 - COMMITMENTS AND CONTINGENCIES

     LITIGATION
     The Company is defendant, in a lawsuit, arising from normal business activities. Management has reviewed pending litigation with legal counsel and believes that the action is without merit or that the ultimate liability, if any, resulting from the action will not have a material adverse affect on the Company's earnings, cash flows or financial position.

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

     During the first quarter of 2000 a total of 10,000 shares of Ives Common stock were sold to one investor for a price of $.70 per share pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933.

     During the second quarter of the year the Company issued 1,995,704 shares of common stock in two different 506 offerings. In the first offering, commencing April 7, 2000, 140,000 shares of common stock were sold for $.70 per share to various investors pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. In the second offering, commencing May 7, 2000 and continuing to June 30, 2000, 1,055,704 shares of common stock were sold and traded for services rendered at an average price of $.48/share to various individuals pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. A total of 800,000 shares were traded in the same offering for interest reduction on debt.

     As part of an asset purchase agreement the Company issued 150,000 shares of common stock to International Formulation and Manufacturing Inc., of San Diego, California. In addition, 750,000 shares of Company common stock were issued to Dr. Jack Watkins for services rendered during the year 2000. This total of 900,000 shares of Company common stock were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

     As of June 30, 2000 there were 15,752,650 shares of common stock issued and outstanding.

     4. NEW MANUFACTURING FACILITY ASSET ACQUISITION

     On April 30, 2000, Ives Formulation Company, Inc., a newly organized and wholly owned Oklahoma subsidiary of Ives Health Company, Inc. ("Ives"), purchased certain assets from International Formulation and Manufacturing Company, Inc., of San Diego, CA ("IFM"). IFM is the primary supplier of certain products private labeled by Ives. The purchase price consisted of $502,000 in cash, a promissory note of $150,000 payable by Ives at $25,000 per month for 6 months beginning May 1, 2000, and 150,000 shares of Ives common stock. The Ives stock was issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

     The assets purchased consisted of various manufacturing equipment used to mix, tabletize, encapsulate, and package natural non-prescription medicines; certain inventory of finished goods and work in progress, certain office furniture, computers, office machines, laboratory equipment, various intellectual property rights, including the exclusive right to certain formulas of products which Ives private labels. The Company intends to continue the use of the above assets.

     Dr. Jack Watkins, founder and principal shareholder of IFM and inventor and owner of the intellectual property rights, along with other key employees of IFM, agreed to become employed by Ives as a result of this transaction.

     As a result of this purchase, Ives now has control of the equipment and personnel to supply Ives with the products it supplies to Ives' customers.

ITEM 2.
IVES HEALTH COMPANY, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULT'S OF OPERATIONS

During the second quarter of the year ending June 30, 2000, the Company posted better sales performance compared to the same period in 1999. The net sales for the three months ending June 30, 2000, was $185,785 as compared to sales of $154,068 for the three months ending June 30, 1999. For the six months ending June 30, 2000, the Company posted significantly higher sales compared to the same period in 1999. The net sales of the six months ending June 30, 2000, was $447,918 compared to $226,490 for the six months ending June 30, 1999. These increases were primarily due to continued business with large chain pharmacies and other national accounts plus revenues from Ives Formulation Company. Earnings for the quarter ending June 30, 2000 were ($562,936) as compared to $45,187 for the same period in 1999. This decrease was primarily due to the asset purchase of a pharmaceutical formulation company and the creation of a direct marketing subsidiary, both of which required a significant amount of startup expenses. Much of the second quarter increase in expenses will not be occurring again in the future and/or is expected to be offset by significant increases in revenue. For the quarter ending June 30, 2000 gross profit was $99,176 increasing from $95,386 for the same quarter in 1999 a 4% increase.

Cost of sales rose during the quarter ending June 30, 2000 to 46.6% of sales as compared to the same period for 1999 which was 38.1% of sales. Cost of sales ratios are expected to approach the 30-33% range as revenues increase. Operating expense ratios as compared to sales were significantly higher for the quarter ending June 30, 2000 as compared to the same period in 1999 due to the acquisition of the assets of a pharmaceutical formulation company and associated startup costs and the creation of a direct sales subsidiary. Operating expense ratios are expected to decrease sharply as the new subsidiaries create more revenue and require less expense contribution from the parent company.

The company has refocused sales efforts to large chain pharmacies by hiring several brokers in strategic areas. These efforts have proven successful and will result in less sales overhead. In addition, the company has also created a direct sales subsidiary, NutraRight International, Inc., an Oklahoma Corporation and wholly owned subsidiary of Ives Health Company, Inc. NutraRight is expected to launch in September 2000 and will sell private label products directly to consumers via the internet and through direct marketing distributors. The company is expecting significant sales and profits from NutraRight.

The Company is presently looking for $1.5 million in short and long-term financing which is required to fund NutraRight, Ives Formulation Company and secure regional television advertising that will help boost sales to large chain pharmacies.

On April 7, 2000, the SEC cleared the Company's Form 10-SB with no further comments. On May 24, 2000 the NASD gave the Company clearance of Form 211 for listing on the NASDAQ OTC Bulletin Board under the symbol IVEH. On May 25, 2000, the first day of trading on the NASDAQ OTC Bulletin Board the price of company common stock opened up at $.625/ share and closed at $1.00/share. As of June 30, 2000, the Company common stock was trading on the NASDAQ OTC Bulletin Board at a price of $.625/share.

During the second quarter of 2000, the Company hired a Vice President of Communications and an investor relations consultant. These individuals were paid in advance for services rendered with Company common stock. The Company hired these individuals with the intention of effectively communicating with brokers and market makers concerning Ives common stock; therefore, gaining support and interest in the market place.

                                    SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                        IVES HEALTH COMPANY, INC.

DATE AUGUST 18, 2000                    BY S/MICHAEL HARRISON
--------------------                    ----------------------------
                                        MICHAEL HARRISON, CEO