Form 10QSB
period 2000-09-30
IVES HEALTH CO INC
filed 2000-11-20
CIK 1098844

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

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

                                Yes ( X ) No (__)

     As of September 30, 2000 there were 19,012,804 shares of common stock,
                    $0.001 par value per share, outstanding.

                         PART 1 - Financial Information

ITEM 1. FINANCIAL STATEMENTS

                            IVES HEALTH COMPANY, INC.
                                 BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                                     ASSETS

                                                     Sept. 30         Dec. 31
                                                        2000            1999
                                                    -----------     -----------
Current Assets
   Cash                                             $    (1,802)    $     3,165
   Accounts Receivable                                   56,518          78,704
      Less Allowance For Doubtful Accounts              (10,000)        (10,000)
   Inventories                                          186,328         153,970
   Prepaid expenses                                      96,357         110,952
   Loans to Subsidiaries or Officers                    345,473           5,000
                                                    -----------     -----------

                     Total Current Assets               672,874         341,791
                                                    -----------     -----------
Property and Equipment
   Property, Plant & Equipment                          502,391         491,180
   Less Accumulated Depreciation                        (62,097)        (62,097)
                                                    -----------     -----------

                     Net Property and Equipment         440,294         429,083
                                                    -----------     -----------
Other Assets
   Goodwill-net                                         284,700         284,700
   Deposits                                                 600             600
   Marketing design program-net                          13,849          13,849
   IFC Assets                                           634,517              --
   Investments - Ives Formulation & other               597,608          39,825
                                                    -----------     -----------

                     Total Other Assets               1,531,274         338,974
                                                    -----------     -----------

TOTAL ASSETS                                        $ 2,644,442     $ 1,109,848
                                                    -----------     -----------

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Accounts Payable                                 $    75,249     $   252,847
   Payroll & sales taxes payable                         67,629          22,924
   Accrued Expenses                                          --          11,283
   IFC Current Liabilities                                   --              --

                                                             SEPT. 30        DEC. 31
                                                               2000            1999
                                                           -----------     -----------
   Note payable to Officers                                    138,084         121,137
           Factoring Advance                                    47,238              --
           Current Portion of Long Term Debt                   129,139         151,434
                                                           -----------     -----------

                     Current Liabilities                       457,339         559,625
                                                           -----------     -----------
Long-Term Liabilities
   Notes Payable                                             1,512,903         681,758
   IFC Long Term Liabilities                                   643,512              --
   Less current portion long-term debt                        (129,139)       (151,434)
                                                           -----------     -----------

                     Total Long-term Liabilities             2,027,276         530,324
                                                           -----------     -----------

                     Total Liabilities                       2,484,615       1,089,949
                                                           -----------     -----------
Shareholders' Equity
   Common Stock (Par $.001)                                     19,013          12,847
          19,012,804 and 12,846,946 outstanding at
          Sept. 30, 2000 and Dec. 31, 1999 respectively
          Additional Paid in Capital                         2,102,372       1,100,040
          Retained Earnings                                 (1,092,523)       (502,746)
          Net Income (Loss)                                   (869,033)       (590,242)
                                                           -----------     -----------

                     Total Shareholder's Equity                159,827          19,899
                                                           -----------     -----------

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY                   $ 2,644,442     $ 1,109,848
                                                           -----------     -----------

(The accompanying notes are an integral part of these Financial Statements)

                            IVES HEALTH COMPANY, INC
                             STATEMENT OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPT. 30, 2000 AND 1999 AND
               FOR THE THREE MONTHS ENDED SEPT. 30, 2000 AND 1999
                        JULY 1 - SEPT. 30, 2000 AND 1999
                                   (UNAUDITED)

                                NINE MONTHS ENDED                 THREE MONTHS ENDED
                         SEPT. 30, 2000   SEPT. 30, 1999   SEPT. 30, 2000   SEPT. 30, 1999
                         --------------   --------------   --------------   --------------
REVENUES
   SALES                  $    457,536     $    456,374     $    105,710     $    229,883
                          ------------     ------------     ------------     ------------

   COST OF SALES               193,475          226,588           73,508          114,333

TOTAL GROSS PROFIT        $    264,061     $    229,786     $     32,202     $    115,550


OPERATING EXPENSE

   SELLING EXPENSE        $    324,534     $    103,896     $    115,418     $     75,622

   GENERAL & ADMINIS           612,716          290,239          126,335          123,692

   INTEREST& FACTORING         175,318           40,628           66,944           21,358

   IFC EXPENSES                 20,526               --           20,526               --


TOTAL OPERATING           $  1,133,094     $    434,763     $    329,223     $    220,672
EXPENSE


NET OPERATING             ($   869,033)    ($   204,977)    ($   297,021)     ( $105,122)
INCOME (LOSS)


NET INCOME                ($   869,033)    ($   204,977)    ($   297,021)     ( $105,122)
(LOSS) BEFORE TAX

(The accompanying notes are an integral part of these Financial Statements)

                            IVES HEALTH COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
     FOR THE PERIODS ENDING SEPT 30, 2000, JUNE. 30, 2000, AND DEC. 31, 2000
                                   (UNAUDITED)

                                      Sept. 30        June 30         Dec. 31
                                        2000            2000            1999
                                    -----------     -----------     -----------

   Net Cash Provided (Used)            (926,220)       (654,189)       (456,134)
                                    -----------     -----------     -----------
   By Operating Activities

   Net Cash Provided (Used)          (1,971,568)       (797,702)        (36,876)
                                    -----------     -----------     -----------
   By Investing Activities

   Net Cash Provided (Used)           2,896,009       1,460,791         471,388
                                    -----------     -----------     -----------
   By Financing Activities


NET INCREASE (DECREASE) IN CASH          (1,779)          8,900         (21,622)


CASH AT BEGINNING OF PERIOD               6,744           6,744          24,787


CASH AT END OF PERIOD               $     4,965     $    15,644     $     3,165
                                    ===========     ===========     ===========

  (The accompanying notes are an integral part of these Financial Statements)

                            Ives Health Company, Inc.
                          Notes to Financial Statements
Three Months and Six Months Ended Sept. 30, 2000 and 1999, and December 31, 1999

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

     NOTE 2 -  PROPERTY AND EQUIPMENT
     The following is a summary of the major classes of property and equipment:

                                           ESTIMATED
                                          USEFUL LIFE        1999

          Building                          30 years      $  249,347
          Building Improvements             30 years         100,400
          Land                                 --             20,000
          Equipment                        5-7 years          68,387
          Furniture                        5-7 years          11,075
          Master Dies                        5 years           4,355
          Vehicles                           3 years          37,616
                                           -------------------------
                                                             491,180
          Accumulated Depreciation                            62,097
                                                          ----------
          Property and equipment (net)                    $  429,083 *
                                                          ----------
          (*Does not include IFC manufacturing equipment)

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

------------------

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

     In April 2000, Ives Formulation Company, Inc., a wholly owned subsidiary of Ives Health Company Inc., acquired the assets of International Formulation and Manufacturing Inc., of San Diego, CA., a pharmaceutical formulation facility and the primary vendor of the company. The acquired assets were as follows: manufacturing equipment, office and lab equipment, inventory and intellectual property. As of Sept. 30, 2000, a total of $557,783 was booked as investment in that transaction. A more detailed discussion of this acquisition is included in part 4 of this report.

     Investments                           2000          1999           1998
     -----------                        ----------    ----------     ----------
     Veggie Snack Foods                 $       --    $       --     $   10,000
     Quantum License                            --        34,602         24,602
     Summa Formulas                             --        16,000             --
     Ives Formulation                   $  557,783            --             --
     ----------------                   ---------------------------------------

        Total Investments               $  557,783    $   50,602     $   34,602

         Accumulated Amortization       $        0       (10,777)          (547)
                                        ---------------------------------------
                                        $  557,783    $   39,825     $   34,055

     NOTE 4 - NOTES PAYABLE-OFFICERS

     During 1998 M. Keith Ives and JoEtta Hughes, officers of the Company loaned the Company funds to cover operating expenses. The notes accrue interest at a rate of 10% per year and are payable on demand. During 1998 payments were made to the officer in the amount of $81,711 to reduce the note balances. As of December 31, 1998, there remained a balance due JoEtta Hughes of $41,752. During 1999 certain officers and shareholders of the Company advanced $270,487 to the Company to cover certain operating expenses. During the year a total of $191,101 was paid on these notes, leaving a balance due of $121,137 at December 31, 1999. Through Sept. 30, 2000, the total activity on the loans from officers has resulted in a balance due to officers of $138,084. This is a net increase of $16,947 which has been loaned to the company by several officers. These additional funds have been used for operating capital.

     NOTE 5 - NOTES PAYABLE                                                    SEPT. 30, 2000
     NationsBank, N.A.
          Interest @ 9%. This Note originated June 17, 1998                      $   33,039
          due in sixty monthly installments of $1,097, principal and interest through June 2, 2003.  This Note is secured by inventory and equipment, a security agreement with William D. Elliott a shareholder and by a personal guarantee of M. Keith Ives, an officer and major shareholder of the Company.  Certain
          personal assets of Mr. Ives also collateralize this Note.

     Seven Brothers, LLC
           Interest @ 8.5%, due in one hundred twenty monthly                    $  147,076
           installments of $1,888, principal and interest, through
           August 1, 2008. This Note is secured by land and building.

     Armstrong Bank
          Interest @ 9.30%.  This Note originated July 9, 1999.                  $  108,865
          And is personally guaranteed by William Elliot
          (shareholder) and M. Keith Ives.

     Armstrong Bank
          Interest @ 8.75%.  This Note originated July 9, 1999.                  $  246,416
          And is personally guaranteed by William Elliot (shareholder)
          and M. Keith Ives.

     Armstrong Bank
          Interest @ 9.50 %.  This Note originated June 18, 1999.                $   15,944
          And is personally guaranteed by William Elliot (shareholder)
          and M. Keith Ives.


     Armstrong Bank
         Interest @ 9.5%.   This Note originated Sept. 15, 2000.                 $  150,000
         And is personally guaranteed by William Elliot (shareholder)
         And M. Keith Ives.

     State Bank
         Interest @ 10.12%.  This Note originated September 24, 1999             $   14,888
         And is personally guaranteed by M. Keith Ives.

     Ford Motor Credit
         Interest @ 8.90%.  This Note originated August 3, 1999, as              $   22,737
         to purchase three automobiles.  This Note is secured by
         three 1998 Ford Taurus  automobiles and bears a monthly
         payment equaling $1075.

     Loan From a Shareholder (Storms)                                            $  235,000
     Interest @ 10% annually.  This note is due on demand.

     Loan From a Shareholder ( Elliot)                                           $   40,000
     Interest @ 10% annually.  This note is due on demand.

     Loan From Capital Corporations: TVP Capital a NY Corp,                      $  498,938
     Altea and Gata Investments Ltd , British Virgin Island Corps.
     Interest @ 10% annually. This loan is convertible to Ives
     unrestricted common stock at $.50/share. This note is secured with 1 million shares of unrestricted Ives common stock,
     2 million shares of restricted Ives common stock and a second mortgage in the Ives Corporate Facility and Building located at
     817 N. J.M. Davis in Claremore, OK.

     TOTAL NOTES PAYABLE                                                         $1,512,903
                                                                                 ----------
     Less current maturities:                                                    $ (129,139)
                                                                                 ----------

     Long-term Debt                                                              $1,383,764
                                                                                 ==========

     Maturities of long-term debt are as follows for the next five years:

          2000                          $  301,434
          2001                             615,698
          2002                             122,215
          2003                             107,204
          2004                             105,682
          Thereafter                        78,464
                                        ----------
          Total                         $1,330,697
                                        ----------

     NOTE 6 - INCOME TAXES

     The Company has incurred net operating losses since inception and has a loss carry- forward of approximately $1,093,000 at December 31, 1999, expiring in years beginning 2014. Deferred tax assets have not been recorded for future reduction in income taxes that may result from the net operating loss carry-forward.

     The deferred tax assets and liabilities are as follows at December 31, 1999:

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

     On June 23, 2000, a Form S-8 Registration was submitted to the SEC, registering 1,811,565 shares at a proposed maximum offering price of $.78/share.

     On July 26, 2000, a Regulation D 506 offering was filed with the SEC. The offering was for 5,500,000 shares of Ives Health Company common stock for an aggregate price of $.375/share. An additional Form S-8 Registration was submitted to the SEC on August 23, 2000, registering 2,080,750 shares at a proposed maximum offering price of $.35/share.

     During the third quarter of 2000 a total of 2,849,213 shares of common stock were issued to various employees of the company for services rendered pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933.

     During the third quarter of 2000 a total of 410,941 shares of common stock were sold to individuals at an average price of $.35/share pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933.

     As of Sept. 30, 2000 there were 19,012,804 shares of common stock issued and outstanding.


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

     Ives Formulation Company has struggled through the third quarter of 2000. A lack of customers and lack of business from the parent, Ives Health Company, have resulted in net loss of ($265,931) for operations through September 30, 2000. Pharmacy sales at Ives Health Company and the resultant business to Ives Formulation Company are forecasted to increase substantially in the fourth quarter.

NEW FINANCING FROM CAPITAL CORPORATIONS

On July 29, 2000, a loan agreement was signed with TVP Capital a NY Corp., and Altea and Gata Investments Ltd , British Virgin Island Corps. for $1 million. The initial tranch of money funded on July 29, 2000 was $498,937.50 which is convertible to Ives common stock at $.50/share at the option of the lender. The interest rate of this loan is 10% annually payable quarterly. This loan is presently secured with 1 million shares of unrestricted Ives common stock, 2 million shares of Ives restricted common stock and a second mortgage in the Ives corporate facility located at 817 N. J.M. Davis in Claremore, OK. Additional funding will become possible as follows: $250,000 upon submission of SB-2 registration with the SEC and $250,000 upon receipt of first round of comments from SEC concerning SB-2. Additional funding may be based on the market price of Ives common stock.

ITEM 2.
IVES HEALTH COMPANY, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULT'S OF OPERATIONS

During the third quarter of the year ending September 30, 2000, the Company posted lower sales performance than expected. For the six months ending Sept. 30, 2000, the Company posted comparable sales to the same period in 1999. The net sales for the six months ending Sept. 30, 2000, was $457,536 compared to $456,374 for the six months ending Sept. 30, 1999. The net sales for the three months ending Sept. 30, 2000, was $105,710 as compared to sales of $229,883 for the three months ending Sept. 30, 1999. Sales as of Sept., 30, 2000, were lower than expected due to not achieving a national purchase order with a large chain pharmacy which was forecasted during this quarter. Earnings for the quarter ending Sept. 30, 2000 were ($869,033) as compared to ($204,977) for the same period in 1999. Earnings numbers were lower due to the cost of supporting Ives Formulation Company and NutraRight International Inc., with significantly less income than expected. For the quarter ending Sept. 30, 2000 gross profit was $264,061 increasing from $229,786 for the same quarter in 1999, a 15% increase. This demonstrates better profit margins due the vertical integration of the Company into manufacturing.

Cost of sales decreased during the quarter ending Sept. 30, 2000 to 42.3% of sales as compared to the same period for 1999 which was 49.6% of sales. Cost of sales ratios are expected to approach the 30- 33% range as revenues increase. Operating expense ratios as compared to sales were significantly higher for the quarter ending Sept.30, 2000 as compared to the same period in 1999 due to the continued operation of Ives Formulation Company without adequate business to support it, and associated startup costs and the operation of NutraRight International the new direct sales subsidiary which has not yet produced revenues. Operating expense ratios are expected to decrease sharply as the new subsidiaries create more revenue and require less expense contribution from the parent company.

The company has refocused sales efforts to large chain pharmacies by hiring several brokers in strategic areas. These efforts have proven successful and will result in less sales overhead. In addition, the company has also created a direct sales subsidiary, NutraRight International, Inc., an

Oklahoma Corporation and wholly owned subsidiary of Ives Health Company, Inc. NutraRight is now expected to launch in November 2000 and will sell private label products directly to consumers via the internet and through direct marketing distributors. The company is expecting significant sales and profits from NutraRight.

During the third quarter of 2000 sales performance was significantly less than expected. The company has sales appointments with national chains such as Albertson's, Walgreen's, Winn Dixie and others in the 4th quarter which are expected to result in a significant boost in sales. If pharmacy sales continue to be depressed then the Company expects to focus more resources on the development of NutraRight in the direct marketing arena.

The Company is presently looking for $1.5 million in short and long-term financing which is required to fund NutraRight , Ives Formulation Company and secure regional television advertising that will help boost sales to large chain pharmacies.

On April 7, 2000, the SEC cleared the Company's Form 10-SB with no further comments. On May 24, 2000 the NASD gave the Company clearance of Form 211 for listing on the NASDAQ OTC Bulletin Board under the symbol IVEH. On May 25, 2000, the first day of trading on the NASDAQ OTC Bulletin Board the price of company common stock opened up at $.625/ share and closed at $1.00/share. As of September 30, 2000, the Company common stock was trading on the NASDAQ OTC Bulletin Board at a closing price of $.125/share.

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

                                        IVES HEALTH COMPANY, INC.

Date November 20, 2000                  By /s/ Michael Harrison
                                           -------------------------
                                           Michael Harrison, CEO